Form 10-Q
period 2026-01-31
Sunbelt Rentals Holdings, Inc.
filed 2026-03-12
CIK 2083785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 001-43081
Sunbelt Rentals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-3657151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1799 Innovation Pt
Fort Mill, SC	29715
(Address of Principal Executive Offices)	(Zip Code)
(803) 578-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SUNB	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had outstanding 413,299,803 shares of common stock as of March 10, 2026.

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended April 30 of the respective year. For example, references to “fiscal 2025” or similar references refer to the fiscal year ended April 30, 2025, and references to “the third quarter of fiscal 2026” refer to the quarter ended January 31, 2026. References to the “Scheme” or "Redomiciliation" refer to the restructuring transaction that resulted in (i) Ashtead Group plc becoming a direct, wholly owned subsidiary of Sunbelt Rentals Holding, Inc., (ii) the shareholders of Ashtead Group plc at the designated record time for the Scheme no longer holding shares of Ashtead Group plc but instead holding shares of common stock of Sunbelt Rentals Holdings, Inc., and (iii) Sunbelt Rentals Holding, Inc. becoming the successor issuer to Ashtead Group plc, which was renamed “Ashtead Group Limited” and converted into a private company. Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” and other similar terms used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to (i) Ashtead Group plc and its consolidated subsidiaries prior to the completion of the Scheme and (ii) Sunbelt Rentals Holding, Inc. and its consolidated subsidiaries after the completion of the Scheme.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected.
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:
•competition from existing and new competitors;
•the impact of global economic conditions (including inflation, interest rates, supply chain constraints, tariffs, trade wars and sanctions) and geopolitical risks (including risks related to international conflicts) on us, our customers and our suppliers, in the United States and the rest of the world;
•currency and interest rate fluctuations;
•seasonality of our business;
•our ability to attract, hire and retain qualified personnel;
•our ability to successfully make acquisitions and integrate acquired companies;
•changes in the rental rates that we can charge for the equipment in our rental fleet or our services;
•changes in the construction and industrial markets;
•changes in political, social and economic conditions and local regulations;
•changes in the attitude of our customers towards renting, as compared with purchasing, equipment;
•changes in applicable accounting standards or subjective assumptions, estimates and judgments by management related to complex accounting matters;
•changes in the mix of products offered in our rental fleet, industry capacity or competition;
•changes in environmental and safety regulations;
•changes in government spending or government policies;
•disruptions of established supply channels;
•the effect of changes in tax law;
•the availability, terms and deployment of capital; and
•costs and availability of energy, and changes in transportation costs.
For a more complete description of these and other possible risks and uncertainties, please refer to our Registration Statement on Form 10 (see Note 2). Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

Part 1. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
ASHTEAD GROUP PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)	January 31, 2026	April 30, 2025
ASSETS
Cash and cash equivalents	$39	$21
Accounts receivable, net of allowance for credit losses of $110 and $102, respectively	1,683	1,481
Inventory	159	147
Prepaid expenses and other assets	412	372
Total current assets	2,293	2,021
Rental equipment, net	11,264	11,340
Property and equipment, net	2,067	2,038
Goodwill	3,444	3,348
Other intangible assets, net	365	433
Operating lease right-of-use assets	2,628	2,523
Other long-term assets	252	267
Total non-current assets	20,020	19,949
Total assets	$22,313	$21,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term debt and current maturities of long-term debt	$549	$—
Accounts payable	383	302
Accrued expenses and other liabilities	1,038	991
Operating lease liabilities	282	266
Total current liabilities	2,252	1,559
Long-term debt	7,095	7,500
Deferred taxes	2,402	2,288
Non-current portion of operating lease liabilities	2,541	2,434
Other long-term liabilities	408	390
Total non-current liabilities	12,446	12,612
Total liabilities	14,698	14,171
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock – £0.10 ($0.18) par value, 451,354,833 and 415,072,800 shares issued and outstanding, respectively, as of January 31, 2026, 451,354,833 and 430,708,216 shares issued and outstanding, respectively, as of April 30, 2025	82	82
Additional paid-in capital	50	46
Retained earnings	9,895	9,103
Treasury stock at cost – 35,926,987 and 20,111,957 shares as of January 31, 2026 and April 30, 2025, respectively	(2,218)	(1,171)
Common stock held by the ESOT – 355,046 and 534,660 shares as of January 31, 2026 and April 30, 2025, respectively	(23)	(35)
Accumulated other comprehensive loss	(171)	(226)
Total stockholders’ equity	7,615	7,799
Total liabilities and stockholders’ equity	$22,313	$21,970
See accompanying notes to the condensed consolidated financial statements.

ASHTEAD GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Revenues:
Equipment rentals	$2,443	$2,381	$7,800	$7,646
Sales of rental equipment	105	107	316	355
Sales of new equipment, merchandise and consumables	89	79	284	261
Total revenues	2,637	2,567	8,400	8,262
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,056	985	3,255	3,064
Depreciation of rental equipment	460	460	1,385	1,362
Cost of rental equipment sales	82	86	273	298
Cost of sales of new equipment, merchandise and consumables	55	46	175	153
Total cost of revenues	1,653	1,577	5,088	4,877
Gross profit	984	990	3,312	3,385
Selling, general and administrative expenses	379	347	1,198	1,077
Non-rental depreciation and amortization	113	111	343	325
Operating income	492	532	1,771	1,983
Interest expense, net	98	107	291	329
Other expense (income), net	—	(5)	(5)	11
Income before provision for income taxes	394	430	1,485	1,643
Provision for income taxes	104	105	386	419
Net income	$290	$325	$1,099	$1,224
Basic earnings per share	$0.69	$0.74	$2.60	$2.80
Diluted earnings per share	$0.69	$0.74	$2.59	$2.79
See accompanying notes to the condensed consolidated financial statements.

ASHTEAD GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net income	$290	$325	$1,099	$1,224
Other comprehensive income (loss), net of tax :
Foreign currency translation adjustments(1)	88	(62)	55	(53)
Other comprehensive income (loss)	88	(62)	55	(53)
Total comprehensive income	$378	$263	$1,154	$1,171
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2026 or 2025. There was no material tax impact related to the foreign currency translation adjustments during the nine months ended January 31, 2025 and 2026.
See accompanying notes to the condensed consolidated financial statements.

ASHTEAD GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions, except per share and share amounts)

	Three Months Ended January 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Common stock held by the ESOT		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount			Number of Shares	Amount	Number of Shares	Amount
Balance as of October 31, 2025	451,354,833	$82	$46	$9,605	30,970,321	$(1,887)	364,079	$(23)	$(259)	$7,564
Net income				290						290
Foreign currency translation adjustments									88	88
Stock based compensation			4							4
Repurchase of common stock					4,956,666	(331)	(9,033)			(331)
Balance as of January 31, 2026	451,354,833	$82	$50	$9,895	35,926,987	$(2,218)	355,046	$(23)	$(171)	$7,615

	Three Months Ended January 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Common stock held by the ESOT		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount			Number of Shares	Amount	Number of Shares	Amount
Balance as of October 31, 2024	451,354,833	$82	$32	$8,603	14,056,026	$(819)	538,294	$(35)	$(271)	$7,592
Net income				325						325
Foreign currency translation adjustments									(62)	(62)
Stock based compensation			12							12
Repurchase of common stock					1,461,333	(93)	(3,634)			(93)
Balance as of January 31, 2025	451,354,833	$82	$44	$8,928	15,517,359	$(912)	534,660	$(35)	$(333)	$7,774

ASHTEAD GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions, except per share and share amounts)

	Nine Months Ended January 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Common stock held by the ESOT		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount			Number of Shares	Amount	Number of Shares	Amount
Balance as of April 30, 2025	451,354,833	$82	$46	$9,103	20,111,957	$(1,171)	534,660	$(35)	$(226)	$7,799
Net income				1,099						1,099
Foreign currency translation adjustments									55	55
Dividends declared, $0.72 per share				(305)						(305)
Stock based compensation			4	(2)				31		33
Repurchase of common stock					15,815,030	(1,047)	(179,614)	(19)		(1,066)
Balance as of January 31, 2026	451,354,833	$82	$50	$9,895	35,926,987	$(2,218)	355,046	$(23)	$(171)	$7,615

	Nine Months Ended January 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Common stock held by the ESOT		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount			Number of Shares	Amount	Number of Shares	Amount
Balance as of April 30, 2024	451,354,833	$82	$37	$8,084	14,056,026	$(819)	853,869	$(44)	$(280)	$7,060
Net income				1,224						1,224
Foreign currency translation adjustments									(53)	(53)
Dividends declared, $0.89 per share				(390)						(390)
Stock based compensation			7	10				94		111
Repurchase of common stock					1,461,333	(93)	(319,209)	(85)		(178)
Balance as of January 31, 2025	451,354,833	$82	$44	$8,928	15,517,359	$(912)	534,660	$(35)	$(333)	$7,774
See accompanying notes to the condensed consolidated financial statements.

ASHTEAD GROUP PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(In millions)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,099	$1,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,728	1,687
Gain on sales of rental equipment	(43)	(57)
Gain on sales of non-rental equipment	(4)	(13)
Deferred tax expense (benefit)	105	35
Non-cash operating lease expense	126	115
Stock based compensation expense	40	6
Provision for receivable allowances	45	42
Other	10	31
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(194)	(83)
Decrease (increase) in inventory	(10)	5
Increase in prepaid expenses and other assets	(24)	(71)
Increase in accounts payable	8	—
Decrease in operating lease liabilities	(108)	(100)
Increase in accrued expenses and other liabilities	56	34
Net cash provided by operating activities	2,834	2,855
Cash flows from investing activities
Payments for acquisition of businesses, net of cash acquired	(148)	(56)
Proceeds from disposal of business	16	—
Payments for purchases of rental equipment	(1,440)	(2,054)
Payments for purchases of non-rental property and equipment	(279)	(368)
Proceeds from sales of rental equipment	282	304
Proceeds from sales of non-rental property and equipment	31	45
Payments for purchases of intangibles	(3)	(12)
Net cash used in investing activities	(1,541)	(2,141)
Cash flows from financing activities
Proceeds from debt	1,103	980
Payments of debt	(993)	(1,102)
Repayments of principal under finance lease liabilities	(13)	(14)
Payment of contingent consideration	-	(12)
Dividends paid	(307)	(387)
Common stock repurchased by the ESOT	(19)	(85)
Common stock repurchased by Ashtead	(1,047)	(88)
Net cash used in financing activities	(1,276)	(708)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net increase in cash and cash equivalents	18	5
Cash and cash equivalents at the beginning of period	21	21
Cash and cash equivalents at the end of period	$39	$26

Supplemental disclosure of cash flow information:
Cash paid for interest	$252	$301
Cash paid for income taxes, net	270	379
Supplemental disclosure of non-cash investing and financing activity:
Lease assets obtained in exchange for new operating lease liabilities	$207	$180
Lease assets obtained in exchange for new finance lease liabilities	1	17
Purchases of rental equipment in accounts payable, accrued expenses and other liabilities	70	—
Disposals of rental equipment in accounts receivable	36	35
See accompanying notes to the condensed consolidated financial statements.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Description of Business
Ashtead Group plc (“Ashtead”) was an international equipment rental company, incorporated in England and Wales, with national networks predominantly in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), trading under the Sunbelt Rentals brand. The Company rents a broad range of construction, industrial, general and specialty equipment across a wide variety of applications to a diverse customer base. As used in this report, the terms the “Company,” and “Ashtead,” refer to Ashtead Group plc and its subsidiaries, unless otherwise indicated.

On February 27, 2026 (the “Scheme Effective Date”), Ashtead completed a reorganization pursuant to a U.K. court-sanctioned scheme of arrangement under the U.K. Companies Act 2006 (the "Scheme"), which inserted a new U.S. holding company, Sunbelt Rentals Holdings, Inc. (“Sunbelt”). In connection with the Scheme, Ashtead's ordinary shares ceased trading on the London Stock Exchange (the "LSE") prior to the open of trading on March 2, 2026, (the “Listing Date”). Sunbelt's common stock began trading on each of the LSE and the New York Stock Exchange (the "NYSE") at the respective start of trading on the Listing Date, and trades in each case under the symbol "SUNB." The Scheme resulted in (i) Ashtead Group plc (“the predecessor”) becoming a direct, wholly owned subsidiary of Sunbelt Rentals Holdings, Inc. (“the successor issuer”) and (ii) the shareholders of Ashtead Group plc at the designated record time for the Scheme no longer holding shares of Ashtead Group plc but instead holding shares of common stock of Sunbelt Rentals Holdings, Inc. These condensed consolidated financial statements reflect the historical results of Ashtead Group plc and its subsidiaries as the accounting predecessor, as the Scheme occurred subsequent to the period end. The Scheme is discussed as a subsequent event evaluated in accordance with Accounting Standards Codification ("ASC") 855 (see Note 15, Subsequent Events).

2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) with respect to interim financial information. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended April 30, 2025, included in the Registration Statement on Form 10 filed by Sunbelt with the SEC on January 27, 2026, as amended on February 13, 2026 (the “Form 10”). The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.

In the opinion of Ashtead, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair statement of Ashtead's condensed consolidated financial statements as of January 31, 2026 and April 30, 2025 and for the three and nine months ended January 31, 2026 and 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, allowance for credit losses, useful lives, salvage values and impairment of rental equipment, income taxes, business combinations, and goodwill impairment. Actual results could materially differ from those estimates.
New Accounting Pronouncements Issued but not yet adopted
Expense Disaggregation Disclosure. In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”), which improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, SG&A, and research and development. This ASU is effective for fiscal years beginning after December 15, 2026 and early

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
adoption is permitted. The amendments in this ASU can be applied prospectively or retrospectively. This standard is not expected to have an impact on any amounts recognized in our financial statements, but will result in more detailed disclosures addressing the categorization of expenses.
Credit Losses. In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments – Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied prospectively. The impact to the Company’s financial statements and related disclosures is not expected to be material.
Internal Use Software. In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. This ASU is effective for fiscal years beginning after December 15, 2027 and early adoption is permitted. The amendments in this ASU can be applied prospectively, retrospectively, or with a modified transition approach. The Company is evaluating the effect of adopting this new accounting guidance.
Accounting for Government Grants. In December 2025, the FASB issued Accounting Standards Update No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”) to establish authoritative guidance in U.S. GAAP for the recognition, measurement, presentation and disclosure of government grants received by for-profit entities. The guidance is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-10 should be applied utilizing a retrospective approach, or a modified transition approach. The Company is evaluating the effect of adopting this new accounting guidance.

3.Revenue Recognition
Ashtead is principally engaged in the business of renting equipment. Ancillary to Ashtead’s principal equipment rental business, Ashtead also sells used rental equipment, new equipment and merchandise and consumables and offers certain services to support its customers. Ashtead’s rental transactions are accounted for under ASC Topic 842, Leases (“Topic 842”), while the sale of rental and new equipment, merchandise and consumables, along with certain services provided to customers, are recognized under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nature of goods and services

In the following table, revenue is summarized by type and by the applicable accounting standard.

	For the Three Months Ended January 31,
	2026			2025
(in millions)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rentals	$1,974	$—	$1,974	$1,918	$—	$1,918
Other rental revenue:
Delivery and pick-up	—	194	194	—	197	197
Other	79	196	275	79	187	266
Total equipment rentals	2,053	390	2,443	1,997	384	2,381
Sales of rental equipment	—	105	105	—	107	107
Sales of new equipment, merchandise and consumables	—	89	89	—	79	79
Total revenues	$2,053	$584	$2,637	$1,997	$570	$2,567

	For the Nine Months Ended January 31,
	2026			2025
(in millions)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rentals	$6,304	$—	$6,304	$6,167	$—	$6,167
Other rental revenue:
Delivery and pick-up	—	659	659	—	666	666
Other	264	573	837	262	551	813
Total equipment rentals	6,568	1,232	7,800	6,429	1,217	7,646
Sales of rental equipment	—	316	316	—	355	355
Sales of new equipment, merchandise and consumables	—	284	284	—	261	261
Total revenues	$6,568	$1,832	$8,400	$6,429	$1,833	$8,262
Revenues by reportable segment are presented in Note 5 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of income.

Lease revenues (Topic 842):
Equipment rentals revenue

The Company offers a broad portfolio of equipment for rent. Equipment rentals revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. These lease contracts are operating leases under Topic 842. As the rental contracts can extend across reporting periods, the Company records unbilled rental revenues and deferred revenues at the end of reporting periods to ensure rental revenues earned is appropriately stated for the periods presented. Receivables from unbilled rental revenue is included in “Prepaid expenses and other assets” was $128 million and $123 million as of January 31, 2026 and April 30, 2025, respectively. Deferred revenue is included in “Accrued expenses and other liabilities” in the condensed consolidated balance sheet and was $99 million and $75 million as of January 31, 2026 and April 30, 2025, respectively.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also included in equipment rentals revenue is re-rent revenue, in which the Company will rent specific pieces of equipment from vendors and then re-rent that equipment to its customers. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.

Other

Other equipment rentals revenue is primarily comprised of fees for the Company’s loss damage waiver and environmental charges. Fees paid for the loss damage waiver allow customers to limit the risk of financial loss in the event the Company’s equipment is damaged or lost. Fees for the loss damage waiver and environmental recovery fees are recognized on a straight-line basis over the length of the rental contract.

Revenues from contracts with customers (Topic 606)

Delivery and pick-up

Rental delivery and collection revenue is recognized when the services are performed at the time of delivery or collection, respectively, and the performance obligation is therefore fulfilled.

Sales of rental equipment, new equipment, merchandise and consumables

Sales revenue is recognized when control of the asset transfers to the customer, which is typically when the asset is picked up by, or delivered to, the customer and when significant risks and rewards of ownership have passed to the customer. The Company routinely sells its used rental equipment in order to manage repair and maintenance costs, as well as the composition, age and size of its fleet. The Company disposes of used equipment through a variety of channels including retail sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. Sales of rental equipment in connection with trade-in arrangements with certain manufacturers from whom the Company purchases new equipment is accounted for at the lower of transaction value or fair value based on independent appraisals. If the trade-in price of a unit of equipment exceeds the fair market value of that unit, the excess is accounted for as a reduction of the cost of the related purchase of new rental equipment.

The Company also sells new equipment, parts and supplies. The types of new equipment that the Company sells vary by location and include a variety of tools and supplies, small equipment, safety supplies and consumables.

Other

Other equipment rentals revenues within the scope of Topic 606 primarily include fuel sales, erection and dismantling services, and miscellaneous fees such as cleaning and repair charges. These revenues are recognized when the related goods or services are provided to the customer, which generally occurs at the point in time the service is performed or the good is delivered.

Contract Assets and Liabilities

The Company does not have material contract assets or contract liabilities associated with customer contracts under Topic 606. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three and nine months ended January 31, 2026 that was included in the contract liability balance as of the beginning of each period.

Performance Obligations

Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
performance obligations satisfied in previous periods, and the amount of such revenue recognized during the three and nine months ended January 31, 2026 and 2025 was not material. The Company also does not expect to recognize material revenue in the future related to performance obligations that were unsatisfied as of January 31, 2026.

Contract estimates and judgments

The revenues accounted for under Topic 606 do not require significant estimates or judgments, primarily for the following reasons:

•The transaction price is generally fixed and stated on the Company’s contracts;
•As noted above, the Company’s contracts generally do not include multiple performance obligations, and accordingly do not generally require estimates of the standalone selling price for each performance obligation;
•The revenues do not include material amounts of variable consideration; and
•Most of the Company’s revenue is recognized as of a point-in-time and the timing of the satisfaction of the applicable performance obligations is readily determinable. As noted above, the Topic 606 revenue is generally recognized at the time of delivery to, or pick-up by, the customer. The revenues accounted for under Topic 842 also do not require significant estimates or judgments.

Allowance for Credit Losses

As shown above, most of the Company's equipment rentals revenue is accounted for under Topic 842. The customers that are responsible for the remaining equipment rentals revenue that is accounted for under Topic 606 are generally the same customers that rent the Company's equipment. Concentration of credit risk with respect to the Company's accounts receivable is limited because a large number of geographically diverse customers makes up its customer base.

The Company manages credit risk associated with its accounts receivable at the customer level through credit approvals, credit limits and other monitoring procedures. The Company maintains allowances for credit losses that reflect the Company's estimate of the amount of receivables that the Company will be unable to collect based on its historical write-off experience and, as applicable, current conditions and reasonable and supportable forecasts that affect collectability.

The roll-forward of the allowance for credit losses is shown below.

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2026	2025	2026	2025
Beginning balance	$111	$151	$102	$141
Amounts written off or recovered	(15)	(16)	(37)	(34)
Increase in allowance recognized	14	14	45	42
Ending balance	$110	$149	$110	$149
4.Acquisitions
Ashtead undertakes bolt-on acquisitions to complement its organic growth strategy.
2026 Acquisitions
During the nine months ended January 31, 2026, Ashtead completed ten acquisitions, consisting of six North America - General Tool acquisitions and four North America - Specialty acquisitions, each of which was individually immaterial. The aggregate cash consideration for the acquisitions was $163 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The purchase price was preliminarily allocated based on information

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period, not to exceed one year as permitted under Topic 805. No material measurement-period adjustments were recorded upon finalization of the purchase price allocations, during the nine months ended January 31, 2026.

(in millions)	Total
Accounts receivables	$10
Inventory	1
Rental equipment	67
Property and equipment	4
Operating lease right-of-use assets	20
Intangible assets	28
Total identifiable assets acquired	130
Accounts payable, accrued expenses and other liabilities	(6)
Deferred taxes	(8)
Operating lease liabilities	(20)
Long-term debt	(18)
Total liabilities assumed	(52)
Net identifiable assets acquired	78
Goodwill	85
Net assets acquired	$163
The following table reflects the fair values and weighted average useful lives of the acquired intangible assets identified based on the purchase accounting assessments:

(in millions)	Fair value	Life (years)
Customer lists	$27	8
Software	1	7
Total	$28
The goodwill arising can be attributed to the key management personnel and workforce of the acquired businesses, to the benefits through advancing the clusters and leveraging cross-selling opportunities, and to the synergies and other benefits Ashtead expects to derive from the acquisitions. The synergies and other benefits include eliminating duplicate costs, improving utilization of the acquired rental fleet, and using Ashtead’s financial strength to invest in the acquired business and drive improved returns through a semi-fixed cost base and the application of Ashtead’s proprietary software to optimize revenue opportunities. The goodwill expected to be deductible for income tax purposes is $62 million.
Due to the post‑acquisition integration of the acquired businesses, including the transfer of rental equipment between locations, investment in rental fleet, consolidation of certain operations, and shared servicing of customers across locations, the Company determined it is impracticable to separately quantify the acquirees’ revenue and earnings since their respective acquisition dates.

The revenue and net income of these acquisitions from May 1, 2025 to their date of acquisition was not material.

2025 Acquisitions
During the nine months ended January 31, 2025, Ashtead completed three acquisitions, consisting of two North America - General Tool acquisitions and one in the United Kingdom, each of which was individually immaterial. The aggregate cash

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consideration for the acquisitions was $60 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The purchase price was preliminarily allocated based on information available at the acquisition date and adjusted during the measurement period, not to exceed one year as permitted under Topic 805, as we completed our analysis of the fair values. No material measurement-period adjustments were recorded upon finalization of the purchase price allocations, during the nine months ended January 31, 2025.

(in millions)	Total
Accounts receivables	$3
Rental equipment	27
Property and equipment	2
Operating lease right-of-use assets	19
Total identifiable assets acquired	51
Accounts payable, accrued expenses and other liabilities	(2)
Operating lease liabilities	(19)
Total liabilities assumed	(21)
Net identifiable assets acquired	30
Goodwill	30
Net assets acquired	$60
The goodwill arising can be attributed to the key management personnel and workforce of the acquired businesses, the benefits through advancing the clusters and leveraging cross-selling opportunities, and to the synergies and other benefits Ashtead expects to derive from the acquisitions. The synergies and other benefits include elimination of duplicate costs, improving utilization of the acquired rental fleet, using Ashtead’s financial strength to invest in the acquired business and drive improved returns through a semi-fixed cost base and the application of Ashtead’s proprietary software to optimize revenue opportunities. The goodwill expected to be deductible for income tax purposes is $24 million.

Due to the post‑acquisition integration of the acquired businesses, including the transfer of rental equipment between locations, investment in rental fleet, consolidation of certain operations, and shared servicing of customers across locations, the Company determined it is impracticable to separately quantify the acquirees’ revenue and earnings since their respective acquisition dates.

The revenue and net income of these acquisitions from May 1, 2024 to their date of acquisition was not material.

5.Segment Information
Ashtead operates with the following three reportable and operating segments: North America – General Tool, North America – Specialty and U.K., which are consistent with how Ashtead’s chief operating decision maker ("CODM") assesses performance and allocates resources. The operating segments are determined primarily based on the nature of the products and services and the management structure of Ashtead. Ashtead’s CODM has been identified as its chief executive officer.
North America – General Tool

The North America – General Tool segment includes the rental of general construction and industrial equipment, such as mobile elevating platforms, forklifts, earth moving equipment and general tool and light equipment. The segment operates predominantly across the U.S. and Canada.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
North America – Specialty

The North America – Specialty segment focuses on products with comparatively low rental penetration including Power & HVAC, Scaffold, Pump, Film & TV and Climate Control. The Specialty products and services are often a natural add-on to the General Tool products and services. The segment operates across the U.S. and Canada.
U.K.

The U.K. segment operates predominantly in the U.K. and rents a broad range of construction, industrial, general and specialty equipment.
Ashtead manages debt, its lease portfolio and taxation centrally, rather than by operating segments. Accordingly, segmental costs are stated excluding the impact of ASC 842 lease accounting in relation to Ashtead’s property leases and non-recurring restructuring charges. Furthermore, segment results are stated before interest and taxation which are reported as central cost items. This is consistent with the way the chief executive reviews the business. The excluded items are reflected in reconciling items presented below.
Segment performance and resource allocation are evaluated by the CODM using adjusted segment operating profit. The CODM is the primary individual in control of resource allocation. The most significant allocation determinations made by the CODM using the adjusted segment operating profit relates to purchases of rental equipment, and these determinations are generally made as part of the annual budgeting process, with regular financial and operational performance reviews occurring throughout the year that can result in allocation changes (for example, if a specific segment outperforms its plan, that could result in a reallocation of resources between segments or an increase in the total allocated resources).
There are no material sales between the reportable segments. Capital expenditure represents additions to rental equipment, property and equipment, and includes amounts recognized through the acquisition of businesses. Segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities, goodwill, other intangible assets, and tax assets.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth financial information by segment for the three and nine months ended January 31, 2026 and 2025 and as of April 30, 2025:

	North America
(in millions)	General Tool	Specialty	U.K.	Total
Three Months Ended January 31, 2026
Equipment rentals	$1,410	$851	$182	$2,443
Sales of rental equipment	76	16	13	105
Sales of new equipment, merchandise and consumables	40	30	19	89
Total revenues	1,526	897	214	2,637
Cost of rental equipment sales	(54)	(19)	(10)	(83)
Staff costs(1)	(330)	(179)	(64)	(573)
Depreciation	(353)	(136)	(42)	(531)
Other segment items(2)	(375)	(292)	(91)	(758)
Adjusted segment operating profit	414	271	7	692
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(171)
Interest expense, net				(98)
Amortization of acquired intangibles				(29)
Income before provision for income taxes				$394

Three Months Ended January 31, 2025
Equipment rentals	$1,388	$815	$178	$2,381
Sales of rental equipment	79	16	12	107
Sales of new equipment, merchandise and consumables	40	22	17	79
Total revenues	1,507	853	207	2,567
Cost of rental equipment sales	(61)	(17)	(8)	(86)
Staff costs(1)	(298)	(166)	(62)	(526)
Depreciation	(349)	(139)	(43)	(531)
Other segment items(2)	(348)	(262)	(84)	(694)
Adjusted segment operating profit	451	269	10	730
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(165)
Interest (income) expense, net				(107)
Amortization of acquired intangibles				(28)
Income before provision for income taxes				$430

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	North America
(in millions)	General Tool	Specialty	U.K.	Total
Nine Months Ended January 31, 2026
Equipment rentals	$4,575	$2,621	$604	$7,800
Sales of rental equipment	222	60	34	316
Sales of new equipment, merchandise and consumables	128	96	60	284
Total revenues	4,925	2,777	698	8,400
Cost of rental equipment sales	(180)	(66)	(25)	(271)
Staff costs(1)	(992)	(531)	(201)	(1,724)
Depreciation	(1,057)	(404)	(132)	(1,593)
Other segment items(2)	(1,165)	(879)	(295)	(2,339)
Adjusted segment operating profit	1,531	897	45	2,473
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(612)
Interest expense, net				(291)
Amortization of acquired intangibles				(85)
Income before provision for income taxes				$1,485

Nine Months Ended January 31, 2025
Equipment rentals	$4,512	$2,545	$589	$7,646
Sales of rental equipment	258	59	38	355
Sales of new equipment, merchandise and consumables	129	73	59	261
Total revenues	4,899	2,677	686	8,262
Cost of rental equipment sales	(211)	(62)	(25)	(298)
Staff costs(1)	(924)	(509)	(195)	(1,628)
Depreciation	(1,034)	(406)	(129)	(1,569)
Other segment items(2)	(1,088)	(818)	(279)	(2,185)
Adjusted segment operating profit	1,642	882	58	2,582
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(524)
Interest (income) expense, net				(329)
Amortization of acquired intangibles				(86)
Income before provision for income taxes				$1,643

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	North America
(in millions)	General Tool	Specialty	U.K.	Total
As of January 31, 2026
Capital expenditures	$1,184	$522	$129	$1,835

Segment assets	$10,170	$3,769	$1,177	$15,116
Corporate				7,197
Total assets				$22,313

As of January 31, 2025
Capital expenditures	$1,538	$480	$158	$2,176

As of April 30, 2025
Segment assets	$10,083	$3,623	$1,198	$14,904
Corporate				7,066
Total assets				$21,970
(1)Staff costs comprise of salaries, related benefits and pension costs.
(2)Other segment items comprise of spares, vehicle, facility and other miscellaneous costs.
(3)Central costs comprise of corporate costs incurred to run the business as a whole including costs associated with Ashtead’s support functions, technology expenditure and the accounting adjustment to reflect ASC 842 lease accounting in relation to Ashtead's property leases, as well as other items not allocated to segments, including other expense (income), net. This also includes non-recurring costs related to the operational restructure of the United Kingdom segment and the Redomiciliation.

6.Inventory
Inventory consists of the following:

(in millions)	As of January 31, 2026	As of April 30, 2025
Raw materials, consumables and spares	$78	$75
Goods for resale	81	72
Inventory	$159	$147

7.Rental Equipment, net
Rental equipment consists of the following:

(in millions)	As of January 31, 2026	As of April 30, 2025
Rental equipment	$19,152	$18,567
Less: accumulated depreciation	(7,888)	(7,227)
Rental equipment, net	$11,264	$11,340

8.Fair value measurements
The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the first priority senior secured credit facility and finance leases

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximated their book values as of January 31, 2026 and April 30, 2025. The estimated fair values of the other financial instruments were as follows:

		As of January 31, 2026
(in millions)		Carrying Amount	Fair Value
Assets:
Equity investments	Level 3	$32	$32
Liabilities:
Senior notes	Level 2	6,160	6,234
Contingent consideration	Level 3	31	31

		As of April 30, 2025
(in millions)		Carrying Amount	Fair Value
Assets:
Equity investments	Level 3	$32	$32
Liabilities:
Senior notes	Level 1	6,154	6,018
Contingent consideration	Level 3	18	18
The senior notes are carried at amortized cost, while contingent consideration and equity investments are carried at fair value in the condensed consolidated balance sheets.

The fair value of the senior notes is based on observable market prices as provided in secondary markets that consider Ashtead's credit risk and market-related conditions. The senior notes are included in "Short term debt and current maturities of long-term debt" and "Long-term debt" in the condensed consolidated balance sheets.

Contingent consideration relates to recent acquisitions and is based on the post-acquisition performance of the acquired businesses. The consideration is expected to be paid out over the next seven years and is reassessed at each reporting date. Contingent consideration is included in “Other long-term liabilities” in the condensed consolidated balance sheets. Changes in the fair value of contingent consideration are recognized in earnings within other expense (income), net.

Contingent consideration is a Level 3 financial liability under topic ASC 820. Future anticipated payments in respect of contingent consideration are initially recorded at fair value, which is the present value of the expected cash outflows of the obligations. The obligations are typically dependent upon the future financial performance of the businesses acquired. The fair value is estimated based on internal financial projections prepared in relation to the acquisition with the contingent consideration discounted to present value using a discount rate in line with Ashtead’s cost of debt. The valuation incorporates unobservable inputs, including forecasted performance of the acquired businesses, the probability of achieving performance targets, and the discount rate. There were no material gains or losses recognized in earnings related to the remeasurement of contingent consideration during the three and nine months ended January 31, 2026, and there were no material payments or settlements. Details of the movement in the fair value during the nine months are as follows:

Level 3
(in millions)
Beginning Balance as of April 30, 2025	$18
Acquired businesses	13
Ending Balance as of January 31, 2026	$31

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity investments without a readily determinable fair value are included in “Other long-term assets” in the condensed consolidated balance sheets. The investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, and as such classified within Level 3 of the fair value hierarchy. During the three and nine months ended January 31, 2026, and three months ended January 31, 2025, no impairment losses were recognized. During the nine months ended January 31, 2025, impairment loss of $25 million was recognized. Changes in the fair value of these investments are recognized in earnings within other expense (income), net. There was no activity related to such investments during the nine months ended January 31, 2026.

Due to the inherent uncertainty of these estimates given the unobservable inputs, these values may differ materially from the values that would have been used had a ready market for these investments existed. There were no transfers into or out of Level 3 during the period.
9.Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

(in millions)	January 31, 2026	April 30, 2025
First priority senior secured bank debt	$1,484	$1,346
1.500% senior notes, due August 2026	549	549
4.375% senior notes, due August 2027	598	598
4.000% senior notes, due May 2028	598	597
4.250% senior notes, due November 2029	597	596
2.450% senior notes, due August 2031	746	745
5.500% senior notes, due August 2032	741	740
5.550% senior notes, due May 2033	744	744
5.950% senior notes, due October 2033	745	744
5.800% senior notes, due April 2034	842	841
Total debt	$7,644	$7,500
Less: short-term portion (1)	(549)	—
Total long-term debt	$7,095	$7,500
(1) Short-term portion includes outstanding amounts under 1.500% senior notes, due August 2026.

First priority senior secured credit facility
As of January 31, 2026, $4,750 million was committed by the senior lenders under the asset-based senior secured revolving credit facility ("ABL facility") until November 2029. The amount utilized was $1,489 million (including letters of credit totaling $5 million). The ABL facility is secured by a first priority interest in substantially all of Ashtead’s assets. Pricing for the ABL facility is based on average availability according to a grid, varying from the applicable interest rate plus 125bp to 137.5bp. The applicable interest rate is based on Secured Overnight Financing Rate (“SOFR”) for U.S. dollar loans, Canadian Overnight Repo Rate Average ("CORRA") for Canadian dollar loans and Sterling Overnight Interbank Average (“SONIA”) for sterling loans. The borrowing rate was the applicable interest rate plus 125 basis points and the weighted average interest rate was 4.748% and 5.242% as of January 31, 2026 and April 30, 2025, respectively.
The only financial performance covenant under the asset-based first priority senior bank facility is a fixed charge ratio (comprising last 12-month (“LTM”) earnings before interest, taxes, depreciation, and amortization (“EBITDA”) before exceptional items less LTM net capital expenditure paid in cash over the sum of scheduled debt repayments plus cash interest, cash tax payments and dividends paid in the last 12 months) which must be equal to or greater than 1.0 times.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
This covenant does not, however, apply when specified availability (the difference between the borrowing base and facility utilization, with an allowance for suppressed availability) exceeds $475 million. Availability under the bank facility for covenant purposes was $3,468 million and $3,616 million as of January 31, 2026 and April 30, 2025, respectively, meaning that the covenant was not measured for the periods presented.
Covenants in the agreement governing our ABL facility impose limitations on our ability to make share repurchases and dividend payments, subject to exceptions that would allow us to make such repurchases or payments under certain conditions. Based on our current availability and no event of default as of January 31, 2026, we met the criteria under the ABL agreement for these exceptions, and as a result we were not restricted in our ability to make share repurchases and dividend payments.

10.Income taxes
Ashtead recorded income tax expense, based upon the estimated annual effective tax rate as adjusted for discrete items, if any, of $386 million on pre-tax book income of $1,485 million, and $419 million on pre-tax book income of $1,643 million for the nine months ended January 31, 2026 and 2025, respectively. This led to an effective tax rate of 26% for the nine months ended January 31, 2026 and 2025. The decrease in the income tax expense was primarily driven by the decrease in pre-tax book income.
On July 4, 2025, Public Law No. 119-21, commonly referred to as the ‘One Big Beautiful Bill Act’ (‘the Act’) was enacted in the United States. The Act, among other things, permanently reinstated the additional first year depreciation allowance for qualified property (‘bonus depreciation’), permanently reinstated the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) approach for calculating the business interest limitation and the immediate expensing of U.S. research and experimental expenditures. An estimate of the effects of the legislation has been recorded in the nine months ended January 31, 2026 leading to a $22 million reduction in fiscal year 2025 cash tax. The legislation has no significant impact on our effective tax rate.
11.Commitments and contingencies
Ashtead is subject to a number of claims and proceedings that generally arise in the ordinary conduct of the business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and automobile claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Ashtead believes that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations or cash flows. As of January 31, 2026, the Company has recorded accruals for loss contingencies where losses are probable and reasonably estimable. These accruals were not material. The Company does not believe there are any reasonably possible losses in excess of amounts accrued that would be material.

12.Stock-based compensation
Liability-classified awards
A summary of the transactions within Ashtead’s liability-classified long-term incentive awards is as follows:

Shares
Outstanding as of April 30, 2025	1,646,417
Granted	753,877
Exercised	(413,737)
Expired/lapsed	(310,232)
Reclassification to equity-classified awards (1)	(32,287)
Outstanding and exercisable as of January 31, 2026	1,644,038
(1) The reclassification to equity-classified awards relates to awards that participants have chosen to defer in accordance with their 409A plan. These awards are reclassified to equity after six months from the original vesting date if they have not been exercised.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity-classified awards
A summary of the transactions within Ashtead’s equity-classified long-term incentive awards is as follows:

	Shares	Weighted-Average Fair Value
Outstanding as of April 30, 2025	543,686	$60.97	(1)
Granted	199,852	58.67
Exercised	(51,971)	33.96
Expired/lapsed	(112,215)	44.41
Reclassification from liability-classified awards (2)	32,287	71.92
Outstanding and exercisable as of January 31, 2026	611,639	$66.13
(1) We have revised the weighted-average fair value of awards outstanding as of April 30, 2025 from $44.41 to $60.97 to correct the amount previously disclosed in our Form 10. This revision does not affect the Company's condensed consolidated balance sheets, statements of income, or statements of cash flows, and is limited to the disclosure above.
(2) As explained above, the reclassification from liability awards represents awards that participants have chosen to defer in accordance with their 409A plan. These awards are reclassified to equity after six months from the original vesting date if they have not been exercised.
Stock-based compensation expense
Stock-based compensation expense was $40 million and $6 million for the nine months ended January 31, 2026 and 2025, respectively. Stock-based compensation expense was $6 million and $3 million for the three months ended January 31, 2026 and 2025, respectively. Ashtead's stock-based compensation expense is included in selling, general and administrative expense in Ashtead’s condensed consolidated statements of income.
Pursuant to the Scheme, shares in the capital of Ashtead Group, plc, the predecessor, were cancelled and replaced with common stock in the successor issuer, Sunbelt Rentals Holdings, Inc., on a one-for-one basis. This resulted in a modification of the existing awards and is addressed in Note 15, Subsequent Events.

13.Earnings per share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in millions)	2026	2025	2026	2025
Numerator:
Net income	$290	$325	$1,099	$1,224
Denominator:
Denominator for basic earnings per share—weighted-average common shares	417,543,135	436,506,330	422,930,665	436,660,463
Effect of dilutive securities:
Employee share options and share plan awards	433,412	764,218	525,821	1,240,514
Denominator for diluted earnings per share—weighted-average common shares	417,976,547	437,270,548	423,456,486	437,900,977
Basic earnings per share	$0.69	$0.74	$2.60	$2.80
Diluted earnings per share	$0.69	$0.74	$2.59	$2.79
No shares were excluded from the weighted average diluted shares because their effect would have been anti-dilutive.

Weighted-average shares reflect Ashtead Group plc ordinary shares for the periods presented, as predecessor. Following the Scheme (Note 15, Subsequent Events), Ashtead shares were exchanged for Sunbelt Rentals Holdings, Inc. shares on a

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
one-for-one basis. As the exchange ratio was 1:1, share and per-share amounts for all predecessor periods presented are equivalent to the successor share structure, no retroactive recasting of share counts or earnings per share was required.

14.Restructuring
In connection with our Sunbelt 4.0 strategic priorities for the U.K. segment, we initiated an operational restructuring during the second quarter of fiscal year 2026. The restructuring activities include the consolidation of certain regional operations, actions to enhance cost efficiency, and steps to exit non‑core assets. As part of this plan, we completed the sale of our U.K. Hoist business in October 2025 for proceeds of $16 million. In total, these activities are expected to result in approximately $42 million of non‑recurring costs in fiscal year 2026, of which $40 million were recognized in the income statement for the nine months ended January 31, 2026.
The table below presents the components of restructuring expense.

(in millions)		Three months ended January 31, 2026	Nine months ended January 31, 2026
Classification	Expense Type
Cost of equipment rentals, excluding depreciation	Employee related cost	$—	$9
	Fixed asset related cost	—	3
Depreciation of rental equipment	Fixed asset related cost	1	12
Cost of rental equipment sales	Fixed asset related cost	—	2
Cost of sales of new equipment, merchandise and consumables	Fixed asset related cost	—	1
Selling, general and administrative expense	Miscellaneous cost including professional fees	—	1
Non-rental depreciation and amortization	Facility related cost	—	5
Other expense (income), net	Loss on disposal	—	7
Total restructuring cost		$1	$40
Restructuring costs that result in liabilities are primarily related to employee-related costs and other exit costs. The table below presents the components of the restructuring liabilities.

(in millions)	Employee Related Cost	Other Restructuring Cost	Total Restructuring Costs
Liability balance as of April 30, 2025	$—	$—	$—
Net charges to earnings	9	1	10
Cash paid	(5)	—	(5)
Foreign currency translation	—	—	—
Liability balance as of January 31, 2026	$4	$1	$5
The accruals related to the restructuring costs have been presented in "Accrued expenses and other liabilities" in Ashtead’s condensed consolidated balance sheets.

ASHTEAD GROUP PLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.Subsequent events
Subsequent to the balance sheet date, Ashtead completed the acquisition of two businesses in North America. The purchase price for these acquisitions was not material. The initial accounting for these acquisitions is incomplete due to the proximity to the period end.
As discussed in Note 1, Organization and Description of Business, on February 27, 2026, Ashtead completed a reorganization pursuant to a U.K. court‑sanctioned scheme of arrangement that resulted in the establishment of Sunbelt Rentals Holdings, Inc. as the new U.S. holding company.

On the Scheme Effective Date, Ashtead cancelled all 37,390,748 outstanding treasury shares and 413,964,085 outstanding common shares in connection with the corporate restructuring, and sold all 359,482 common shares held by the ESOT to the market for $25 million. 413,963,685 common shares of Sunbelt were re-issued to existing shareholders, resulting in a modification of the awards on the re-issue date.

On March 2, 2026, the Company commenced the share repurchase program, which was announced on December 9, 2025, of up to $1.5 billion. The previous share repurchase program was completed on February 24, 2026.

SUNBELT RENTALS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	January 31, 2026	April 30, 2025
ASSETS
Cash and cash equivalents	$—	$—
Total assets	$—	$—
LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	—	—
Stockholders' equity:
Common stock - $0.01 par value, 2,500,000,000 shares authorized, 1 shares issued and 1 shares outstanding	—	—
Preferred stock - $0.01 par value, 25,000,000 shares authorized, 0 shares issued and 0 shares outstanding	—	—
Additional paid-in capital	—	—
Total stockholders' equity	—	—
Total liabilities and stockholders' equity	$—	$—
See accompanying notes to the condensed consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of presentation and summary of significant accounting policies
Background
Sunbelt Rentals Holdings, Inc. was formed as a Delaware corporation in February 2025. Effective on February 27, 2026 (the “Effective Date”), the Company implemented a new corporate structure by completing a U.K. court-sanctioned scheme of arrangement under the U.K. Companies Act 2006 (the "Scheme"). This resulted in (i) Ashtead Group plc becoming a direct, wholly owned subsidiary of Sunbelt Rentals Holdings, Inc. and (ii) the shareholders of Ashtead Group plc at the designated record time for the Scheme no longer holding shares of Ashtead Group plc but instead holding shares of common stock of Sunbelt Rentals Holdings, Inc. As a result of the Scheme, Sunbelt Rentals Holdings, Inc. became the successor issuer to Ashtead Group plc, which was renamed to "Ashtead Group Limited" and converted into a private company.
Basis of presentation and principles of consolidation
The accompanying unaudited condensed consolidated financial statements of Sunbelt Rentals Holdings, Inc. and all of its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) with respect to interim financial information. Separate statements of income and comprehensive income, stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity since its formation in February 2025 through January 31, 2026. Beginning on February 27, 2026, Sunbelt Rentals Holdings, Inc. became the successor issuer to Ashtead Group plc; therefore, beginning February 27, 2026, the operations, assets, rights, duties, liabilities, obligations and cash flows of Ashtead Group plc will be reported within Sunbelt Rentals Holdings, Inc. pursuant to a restructuring under common control.
Use of estimates
The preparation of the accompanying unaudited condensed consolidated financial statements of Sunbelt Rentals Holdings, Inc. and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions affecting reported amounts in the condensed consolidated financial statement and accompanying notes. Actual results may differ from those estimates.
Contingencies
As of January 31, 2026, Sunbelt Rentals Holdings, Inc. was not a party to any pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on its financial position, results of operations or cash flows.
Note B. Shareholders’ Equity
Sunbelt Rentals Holdings, Inc. is authorized to issue 2,500,000,000 shares of common stock, and 25,000,000 shares of preferred stock, par value $0.01 per share. In February 2025, as part of its initial capitalization, Sunbelt Rentals Holdings, Inc. issued 1 shares of common stock for total value of $0.01. No preferred stock was issued. In connection with the Scheme, on the Effective Date, these shares in Sunbelt Rentals Holdings, Inc. were surrendered to Sunbelt Rentals Holdings, Inc. and cancelled, terminated and disposed of by Sunbelt Rentals Holdings, Inc. for no additional consideration, and following such cancellation and termination, the initial stockholders no longer hold any rights whatsoever with respect to such shares.
On February 27, 2026, in connection with the completion of the Scheme, Sunbelt Rentals Holdings, Inc. issued common stock on a one-for-one basis for each Ashtead Group plc share held immediately preceding the Scheme by the shareholders of Ashtead Group plc at the designated record time for the Scheme. As a result, on February 27, 2026, the number of Sunbelt Rentals Holdings, Inc. shares issued and outstanding consisted of 413,963,685 shares of common stock.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have historically conducted our business through Ashtead Group plc, and therefore, our condensed consolidated financial statements included in this Form 10-Q present the consolidated results of operations of Ashtead Group plc and its subsidiaries. For the periods presented, Ashtead Group plc is the accounting predecessor. Sunbelt Rentals Holdings, Inc. (the “Registrant”) was incorporated on February 12, 2025 and became the parent holding company of the Group upon completion of the Scheme of Arrangement on February 27, 2026 (subsequent to the period end). Prior to the Scheme of Arrangement, the Registrant was a company with no assets, liabilities, contingencies or commitments, and it conducted no operations prior to the date of the Scheme of Arrangement.

Overview
We believe we are one of the largest international equipment rental companies by rental revenue, with a network of 1,577 stores across North America and the United Kingdom as of January 31, 2026. We conduct our equipment rental operations under the name “Sunbelt Rentals.” We believe that Sunbelt Rentals is the second largest equipment rental business in North America and the largest equipment rental company in the United Kingdom, in each case, by rental revenue. In the nine months ended January 31, 2026, we generated revenue of $8,400 million, operating income of $1,771 million and adjusted operating profit of $1,984 million. See Part I, Item 2 "Key Financial Metrics—Non-GAAP Financial Measures” below for a definition and reconciliation of adjusted operating profit to the most directly comparable U.S. GAAP measure.
Our rental equipment fleet comprises an extensive range of construction, industrial and general equipment designed to meet broad, general-purpose job site needs, such as mobile elevating work platforms, skid steers, forklifts, excavators, lighting equipment and small general tools. This core equipment range is complemented by Specialty business lines, including power and HVAC, climate control, scaffold services, flooring solutions, pump solutions, trench safety, industrial tool, film and television, temporary structures, ground protection, temporary fencing, and temporary walls.
Our customers range in size and scale from multinational businesses to well-established local contractors and individual do-it-yourselfers, and include construction and industrial customers, service, repair and facility management businesses, emergency response organizations, event organizers, as well as government entities, such as municipalities and specialist contractors.
We organize and manage our operations based on both geography and the nature of our products and services. We operate in two primary geographic regions, consisting of our North American activities and assets and our U.K. activities and assets. Within North America, we further manage our business through two operational groupings, General Tool and Specialty, which reflect differences in product and service offerings as well as our internal management structure. Accordingly, we report our results through three operational segments:

•North America – General Tool, which encompasses a broad selection of general construction and industrial equipment available to customers primarily in the United States and Canada. In addition, unless specified herein or otherwise clear from the context, references to this segment also include our limited operations in the Bahamas;
•North America – Specialty, which includes our product groups with comparatively low rental penetration in predominantly non-construction markets, available to customers in the United States and Canada; and
•United Kingdom, which delivers a comprehensive range of General Tool and Specialty products and services to customers primarily located across the United Kingdom. In addition, unless specified herein or otherwise clear from the context, references to this segment also include our limited operations in Ireland, Germany and the Netherlands.
In the nine months ended January 31, 2026, 59% of our revenue was attributable to the North America – General Tool segment, 33% of our revenue was attributable to the North America – Specialty segment and 8% of our revenue was attributable to the United Kingdom segment.
Redomiciliation and U.S. Listing
On June 10, 2025, the shareholders of Ashtead Group plc (the "Ashtead Shareholders") voted in favor of a reorganization to be implemented by means of a U.K. court-sanctioned scheme of arrangement under the U.K. Companies Act 2006 (the "Scheme") pursuant to which Sunbelt Rentals Holdings, Inc. ("Sunbelt Rentals") would become the new parent holding company of Ashtead and Sunbelt Rentals common stock would be admitted to trading on the New York Stock Exchange (the "NYSE") (the "U.S. Listing"), with a secondary listing on the London Stock Exchange (the "LSE"), which is the historical trading venue for Ashtead shares. The Scheme completed on February 27, 2026. As a result of the

Scheme, Ashtead Shareholders had their Ashtead shares exchanged for Sunbelt Rentals common stock. Each Ashtead Shareholder received the same number of Sunbelt Rentals common stock as the number of Ashtead Shares held at the time at which the record of the register of the Ashtead Shareholders was taken. The Redomiciliation and the U.S. Listing did not result in any changes in the day-to-day operations of our business, our strategy or our total issued share capital. Sunbelt Rentals common stock began trading on the NYSE on March 2, 2026.

Key Factors Affecting Our Result of Operations
The results of our operations have been, and will continue to be, affected by many factors, some of which are beyond our control. This section sets out certain key factors we believe have affected our results of operations in the period under review and could affect our results of operations in the future.
Seasonality and Cyclicality
Our revenue and operating results remain significantly dependent on activity in the commercial construction industry in the United States, Canada and the United Kingdom. Commercial construction activity tends to increase in the summer and during extended periods of mild weather and to decrease in the winter. This results in changes in demand for our rental equipment. In addition, the commercial construction industries in the United States, Canada and the United Kingdom are cyclical industries with activity levels that tend to increase in line with GDP growth and decline during an economic downturn. We may also experience increased demand for certain equipment categories in connection with storm response and recovery efforts following natural disasters (such as hurricanes), which can affect period-to-period results. The seasonality and cyclicality of the equipment rental industry results in variable demand for our products and therefore, our revenue and operating results may fluctuate from period to period.
Fleet Rotation and Depreciation
Due to the nature of our business, our cash flows are countercyclical. This means that in times of improving markets, we invest more in our rental fleet (both to replace existing fleet and to grow the overall fleet size), typically resulting in improved earnings but lower cash flow generation from operations in times of rapid growth. As we increase our fleet size, this also results in higher depreciation costs. On the contrary, in less robust or declining markets, we invest less in our rental fleet and, as a result, typically generate stronger cash flow from operations as the cycle matures and the growth slows. To maintain a balanced fleet, we may also adjust the sale of used equipment as a result of end market conditions, thus enhancing or negatively affecting revenue from such disposals.
Currency Translation Exposure
Currency risk is predominantly translation risk, as there are no significant transactions in the ordinary course of business that take place between foreign affiliates. Although our reporting currency is the U.S. dollar, we derived 15% of our revenue for both the three and nine months ended January 31, 2026 from companies that have non-U.S. dollar currencies, primarily British pounds and Canadian dollars. Consequently, any change in exchange rates between the U.S. dollar and the British pound or the Canadian dollar exposes us to translation risk and may significantly affect our consolidated results of operations and balance sheet (see also Part I, Item 3 "Quantitative and Qualitative Disclosures about Market Risk–Currency Risk” below).
Global Economic Conditions
Our operations are impacted by global economic conditions, including inflation, tariffs, interest rate fluctuations and supply chain constraints, and we take actions to modify our plans to address such economic conditions. To date, the impact from supply chain disruptions has been limited, but we may experience more severe supply chain disruptions in the future. Interest rates on our variable debt instruments have decreased in recent years. The most significant cost increases that are passed on to customers are for fuel and delivery, but there are other costs for which the pass through to customers is less direct, such as repairs and maintenance, and labor. Tariffs could result in the costs we incur being more than anticipated. The impact of inflation, tariffs and interest rate fluctuations may be significant in the future. We continue to assess the economic environment in which we operate and take appropriate actions to address the economic challenges we face.

Components of Results of Operations
Revenues
Our revenues are derived primarily from renting equipment to customers. Ancillary to our principal equipment rental business, we also generate revenue from the sale of used rental equipment, the sale of new equipment, merchandise and consumables, and the provision of certain services to support our customers. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
Equipment rentals primarily includes (i) revenue generated from renting equipment to customers, including re-rent revenue generated from renting specific pieces of equipment from third-parties and then re-renting that equipment to our customers, (ii) fees for loss damage waiver, which allow customers to limit the risk of financial loss in the event our equipment is damaged or lost, (iii) delivery and collection revenue, which relates to the fees charged to our customers for equipment delivery and collection of rental equipment, (iv) fuel sales, which represent charges to customers for fuel consumed during the rental period or provided at the time of equipment return, and (v) erection and dismantling services, which consist of fees charged for the assembly and disassembly of certain types of rental equipment, such as scaffolding, performed in connection with customer projects.
Equipment rentals revenue is recognized on a straight-line basis over the period of the rental contract. These lease contracts are operating leases under ASC 842. As a rental contract can extend across financial reporting periods, we record accrued revenue (unbilled rental revenue) and deferred revenue at the beginning and end of each reporting period so that equipment rentals revenue is stated appropriately in the financial statements. Receivables from unbilled equipment rentals revenue are included in “Prepaid expenses and other current assets” and deferred equipment rentals revenue is included in “Accrued expenses and other liabilities” in the condensed consolidated balance sheet. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related equipment rentals revenue is recorded.
Delivery and collection revenue is recognized when the delivery or collection, respectively, has occurred and the performance obligation is therefore fulfilled.
Fuel and erection and dismantling service revenues are recognized when the related goods or services are provided to the customer, which generally occurs at the point in time the service is performed or the good is delivered.
Sales of rental equipment comprises our revenue from the sale of used rental equipment, which is recognized when control of the asset transfers to the customer, which is typically when the asset is picked up by, or delivered to, the customer and when significant risks and rewards of ownership have passed to the customer. Revenue from the sale of rental equipment in connection with trade-in arrangements with certain manufacturers from whom we purchase new equipment is accounted for at the lower of transaction value or fair value based on independent appraisals. If the trade-in price of a unit of equipment exceeds the fair market value of that unit, the excess is accounted for as a reduction of the cost of the related purchase of new rental equipment.
Sales of new rental equipment, merchandise and consumables comprises our revenue from the sale of new rental equipment, parts, and supplies, which is recognized in the same manner as the sale of used rental equipment, as well as revenue earned from equipment management and similar services for rental customers, which is recognized as the services are provided. The types of new equipment that we sell vary by location and include a variety of tools and supplies, small equipment, safety supplies and consumables.
Cost of Revenues
Our cost of revenues is comprised of the costs incurred in connection with the rental and sale of our products and services, including depreciation of rental equipment.
Cost of equipment rentals, excluding depreciation comprises the costs associated with the rental of our equipment, such as staff costs at our stores, including salaries and related benefits and pension costs; delivery and fuel costs; spare equipment costs; repair and maintenance costs; insurance costs; warranty claim costs; cost of consumables; variable lease costs and short-term lease costs associated with renting equipment from third-parties and then re-renting that equipment to our customers; and rent and utilities related to the local store facilities in which we operate.

Depreciation of rental equipment comprises the depreciation costs for our rental fleet. Rental equipment is recorded at cost and depreciated over the estimated useful life of the equipment to its residual value using the straight-line method.
Cost of rental equipment sales comprises the costs associated with the sale of our used equipment, including the net book value of the rental assets sold and associated sales costs, such as auction fees.
Cost of sales of new equipment, merchandise and consumables comprises the costs associated with the sale of new equipment, merchandise and consumables and related services, including the cost of merchandise and new equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses comprise operating costs that are not directly related to our revenue generating activities. These costs primarily include sales commissions; staff costs for management and support staff, including salaries and related benefits and pension costs; legal and professional fees; restructuring costs related to the Redomiciliation and U.S. Listing; bad debt charges; advertising expenses; technology licensing costs; and administrative overhead expenses.
Non-rental Depreciation and Amortization
Non-rental depreciation and amortization includes depreciation expenses related to property and equipment, including land and buildings, motor vehicles, and office and workshop equipment, as well as amortization of intangible assets, including customer lists and contracts, and amortization of finance lease right-of-use assets.
Interest Expense, Net
Interest expense, net comprises the difference between interest receivable on funds invested and interest payable on borrowings and finance lease liabilities.
Other Expense (Income), Net
Other expense (income), net comprises gains/losses from disposals of non-rental assets, changes due to foreign currency exchanges, gains/losses from the remeasurement of equity investments and various other miscellaneous non-operating expenses.
Provision for Income Taxes
Provision for income taxes consists of an estimate of U.S. federal and state, Canadian, U.K. and foreign income taxes based on enacted U.S. federal and state, Canadian, U.K. and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. We continue to maintain a valuation allowance related to specific net deferred tax assets where it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The table below summarizes our consolidated results of operations for the periods indicated.

($ in millions)	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025
Revenues:
Equipment rentals	$2,443	$2,381	$7,800	$7,646
Sales of rental equipment	105	107	316	355
Sales of new equipment, merchandise and consumables	89	79	284	261
Total revenues	2,637	2,567	8,400	8,262
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,056	985	3,255	3,064
Depreciation of rental equipment	460	460	1,385	1,362
Cost of rental equipment sales	82	86	273	298
Cost of sales of new equipment, merchandise and consumables	55	46	175	153
Total cost of revenues	1,653	1,577	5,088	4,877
Gross profit	984	990	3,312	3,385
Selling, general and administrative expenses	379	347	1,198	1,077
Non-rental depreciation and amortization	113	111	343	325
Operating income	492	532	1,771	1,983
Interest expense, net	98	107	291	329
Other expense (income), net	—	(5)	(5)	11
Income before provision for income taxes	394	430	1,485	1,643
Provision for income taxes	104	105	386	419
Net income	$290	$325	$1,099	$1,224
Three Months Ended January 31, 2026 Compared With Three Months Ended January 31, 2025

Revenues

Equipment rentals. Total equipment rentals revenue increased by $62 million, or 2.6%, to $2,443 million in the three months ended January 31, 2026, from $2,381 million in the three months ended January 31, 2025, representing 92.6% and 92.8% of total revenues in the three months ended January 31, 2026 and January 31, 2025, respectively. The increase in total equipment rentals revenue arose due to increases in rental volume in both of our North American segments, despite the effects of hurricane response efforts which contributed $35 million to $40 million in the three months ended January 31, 2025 and did not recur in the current fiscal year. The average OEC of our rental fleet increased by 3.0% in the three months ended January 31, 2026, compared to the three months ended January 31, 2025. See “—Key Financial Metrics—Key Performance Indicators” above for a definition and further information on original equipment cost.

On a segment basis, equipment rentals revenue attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 57.7%, 34.8% and 7.5%, respectively, of total equipment rentals revenue in the three months ended January 31, 2026, compared to 58.3%, 34.2% and 7.5% in the three months ended January 31, 2025.

North America – General Tool. Equipment rentals revenue attributable to the North America – General Tool segment increased by $22 million, or 1.6%, to $1,410 million in the three months ended January 31, 2026, from $1,388 million in the three months ended January 31, 2025. This increase was primarily attributable to a 3.1% increase in the average OEC, coupled with the effects of customer and product mix. In the three months ended January 31, 2026, equipment rental revenue attributable to same-store and greenfield sites increased by 0.6%, compared to the three months ended January 31, 2025, while revenues attributable to bolt-on acquisitions since November 1, 2024 contributed 1.0% of equipment rentals revenue growth over the same period.

North America – Specialty. Equipment rentals revenue attributable to the North America – Specialty segment increased by $36 million, or 4.4%, to $851 million in the three months ended January 31, 2026, from $815 million in the three months ended January 31, 2025. This increase was primarily due to a 2.8% increase in the average OEC. Revenue increased despite the non-recurrence of hurricane response efforts, which we estimate contributed $25 million to $30 million to North America – Specialty equipment rentals revenue in the three months ended January 31, 2025, and did not reoccur in the three months ended January 31, 2026. In the three months ended January 31, 2026, equipment rentals revenue attributable to same-store and greenfield sites increased by 4.2% compared to the three months ended January 31, 2025, while equipment rentals revenue attributable to bolt-on acquisitions since November 1, 2024 contributed 0.2% of equipment rentals revenue growth over the same period.

United Kingdom. Equipment rentals revenue attributable to the United Kingdom segment increased by $4 million, or 2.2%, to $182 million in the three months ended January 31, 2026, from $178 million in the three months ended January 31, 2025. This increase was primarily due to favorable foreign exchange movements, with equipment rentals revenue in local currency (in British pounds) 3.8% lower compared to the three months ended January 31, 2025.

Sales of rental equipment. Total revenues from the sale of rental equipment decreased by $2 million, or 1.9%, to $105 million in the three months ended January 31, 2026, from $107 million in the three months ended January 31, 2025, representing 4.0% and 4.2% of total revenues in the three months ended January 31, 2026 and January 31, 2025, respectively. This decrease in sales of rental equipment reflects a lower volume of used equipment sales compared to the three months ended January 31, 2025, partially offset by an improvement in used equipment sales values and mix of the types of assets sold.

On a segment basis, revenues from the sale of rental equipment attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 72.4%, 15.2% and 12.4%, respectively, of total revenues from the sale of rental equipment in the three months ended January 31, 2026, compared to 73.8%, 15.0% and 11.2% in the three months ended January 31, 2025.

North America – General Tool. Revenues from the sale of rental equipment attributable to the North America – General Tool segment decreased by $3 million, or 3.8%, to $76 million in the three months ended January 31, 2026, from $79 million in the three months ended January 31, 2025.

North America – Specialty. Revenues from the sale of rental equipment attributable to the North America – Specialty segment remained consistent at $16 million in the three months ended January 31, 2026, unchanged from the three months ended January 31, 2025.

United Kingdom. Revenues from the sale of rental equipment attributable to the United Kingdom segment increased by $1 million, or 8.3%, to $13 million in the three months ended January 31, 2026, from $12 million in the three months ended January 31, 2025.

Sales of new equipment, merchandise and consumables. Total revenues from the sale of new equipment, merchandise and consumables increased by $10 million, or 12.7%, to $89 million in the three months ended January 31, 2026, from $79 million in the three months ended January 31, 2025, representing 3.4% and 3.1% of total revenues in the three months ended January 31, 2026 and January 31, 2025, respectively. This increase was primarily due to a higher volume of new equipment sales, which were most pronounced in the North America – Specialty segment.

On a segment basis, revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 44.9%, 33.7% and 21.4%, respectively, of total revenues from the sale of rental equipment in the three months ended January 31, 2026, compared to 50.6%, 27.9% and 21.5%, respectively, in the three months ended January 31, 2025.

North America – General Tool. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool segment remained constant at $40 million in the three months ended January 31, 2026, in line with $40 million in the three months ended January 31, 2025.

North America – Specialty. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – Specialty segment increased by $8 million, or 36.4%, to $30 million in the three months ended January 31, 2026, from $22 million in the three months ended January 31, 2025. This is primarily due to a $2 million increase in sales of new equipment and a $6 million increase in equipment repair labor.

United Kingdom. Revenues from the sale of new equipment, merchandise and consumables attributable to the United Kingdom segment increased by $2 million, or 11.8%, to $19 million in the three months ended January 31, 2026, from $17 million in the three months ended January 31, 2025.

Total revenues. For the reasons explained above, total revenues increased by $70 million, or 2.7%, to $2,637 million in the three months ended January 31, 2026, from $2,567 million in the three months ended January 31, 2025.

Cost of Revenues

Cost of equipment rentals, excluding depreciation. Cost of equipment rentals, excluding depreciation increased by $71 million, or 7.2%, to $1,056 million in the three months ended January 31, 2026, from $985 million in the three months ended January 31, 2025. This increase was primarily driven by higher staff costs, which were $490 million in the three months ended January 31, 2026 compared to $463 million in the three months ended January 31, 2025, increased costs of spares, rehires, and internal repairs, which were $170 million in the current period compared to $151 million in the prior period, and higher facility costs, which were $97 million in the current period compared to $89 million in the prior period.

Depreciation of rental equipment. Depreciation of rental equipment costs was $460 million in the three months ended January 31, 2026, in line with $460 million in the three months ended January 31, 2025. Depreciation of rental equipment costs in the North America – General Tool segment (including non-rental depreciation) increased by $4 million, or 1.1%, to 353 million in the three months ended January 31, 2026, from $349 million in the three months ended January 31, 2025. Depreciation of rental equipment costs in the North America – Specialty segment (including non-rental depreciation) decreased by $3 million, or 2.2%, to $136 million in the three months ended January 31, 2026, from $139 million in the three months ended January 31, 2025. Depreciation of rental equipment costs in the United Kingdom segment (including non-rental depreciation) decreased by $1 million, or 2.3%, to $42 million in the three months ended January 31, 2026, from $43 million in the three months ended January 31, 2025.

Cost of rental equipment sales. Cost of rental equipment sales decreased by $4 million, or 4.7%, to $82 million in the three months ended January 31, 2026, from $86 million in the three months ended January 31, 2025. This decrease was primarily due to the lower volume of used equipment sales in the period in the North America – General Tool segment, as discussed above. In the North America – General Tool segment, cost of rental equipment sales decreased by $7 million, or 11.5%, to $54 million in the three months ended January 31, 2026, from $61 million in the three months ended January 31, 2025. In the North America – Specialty segment, cost of rental equipment sales increased by $2 million, or 11.8%, to $19 million in the three months ended January 31, 2026, from $17 million in the three months ended January 31, 2025. In the United Kingdom segment, cost of rental equipment sales increased by $2 million, or 25.0%, to $10 million in the three months ended January 31, 2026, from $8 million in the three months ended January 31, 2025.

Cost of sales of new equipment, merchandise and consumables. Cost of sales of new equipment, merchandise and consumables increased by $9 million, or 19.6%, to $55 million in the three months ended January 31, 2026, from $46 million in the three months ended January 31, 2025. This was primarily due to the higher volume of new equipment sales in the period, as discussed above.

Total cost of revenues. For the reasons explained above, total cost of revenues increased by $76 million, or 4.8%, to $1,653 million in the three months ended January 31, 2026, from $1,577 million in the three months ended January 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $32 million, or 9.2%, to $379 million for the three months ended January 31, 2026, compared to $347 million for the three months ended January 31, 2025. The increase was driven primarily by higher stock‑based compensation expense, which totaled $6 million in the current period compared to $3 million in the prior year. Profit-share expense also increased to $8 million quarter-to-date compared to $2 million in the prior period. In addition, the Company incurred $10 million of legal and professional fees related to relisting activities during the current period, compared to $4 million recorded in the prior period. Continued investment in infrastructure to support business growth further contributed to the increase, with related expenses of $50 million in the three months ended January 31, 2026, compared to $40 million in the three months ended January 31, 2025.

Non-rental Depreciation and Amortization
Non-rental depreciation and amortization increased by $2 million, or 1.8%, to $113 million in the three months ended January 31, 2026, from $111 million in the three months ended January 31, 2025. This increase reflects higher depreciation expenses on our non-rental assets, including our delivery vehicle fleet and property.
Interest Expense, Net
Interest expense, net decreased by $9 million, or 8.4%, to $98 million in the three months ended January 31, 2026, from $107 million in the three months ended January 31, 2025. This decrease was primarily due to both lower average debt levels and lower average interest rates during the three months ended January 31, 2026, compared to the three months ended January 31, 2025.
Other Expense (Income), Net
Other expense (income), net of $0 in the three months ended January 31, 2026 decreased by $5 million, or 100%, from a net income of $5 million in the three months ended January 31, 2025, primarily driven by a decrease in the gains on disposals of non-rental assets.
Net Income

For the reasons explained above, net income decreased by $35 million, or 10.8%, to $290 million in three months ended January 31, 2026, from $325 million in the three months ended January 31, 2025.

Nine Months Ended January 31, 2026 Compared With Nine Months Ended January 31, 2025

Revenues

Equipment rentals. Total equipment rentals revenue increased by $154 million, or 2.0%, to $7,800 million in the nine months ended January 31, 2026, from $7,646 million in the nine months ended January 31, 2025, representing 92.9% and 92.5% of total revenues in the nine months ended January 31, 2026 and January 31, 2025, respectively. The increase in total equipment rentals revenue arose due to increases in rental volume in both of our North American segments, despite the effects of hurricane response efforts which contributed $90 million to $100 million in the nine months ended January 31, 2025, and did not recur in the current fiscal year. As of January 31, 2026, our dollar utilization was 54%, compared to 55% as of January 31, 2025. The average OEC of our rental fleet increased by 2.8% in the nine months ended January 31, 2026, compared to the nine months ended January 31, 2025. See “—Key Financial Metrics—Key Performance Indicators” above for a definition and further information on dollar utilization.

On a segment basis, equipment rentals revenue attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 58.7%, 33.6% and 7.7%, respectively, of total equipment rentals revenue in the nine months ended January 31, 2026, compared to 59.0%, 33.3% and 7.7%, respectively, in the nine months ended January 31, 2025.

North America – General Tool. Equipment rentals revenue attributable to the North America – General Tool segment increased by $63 million, or 1.4%, to $4,575 million in the nine months ended January 31, 2026, from $4,512 million in the nine months ended January 31, 2025. This increase was primarily attributable to a 3.1% increase in the average OEC, partially offset by a decrease in dollar utilization to 47% compared to 48% in the prior year, coupled with the effects of customer and product mix. In the nine months ended January 31, 2026, equipment rentals revenue attributable to same-store and greenfield sites increased by 0.6%, compared to the nine months ended January 31, 2025, while revenues attributable to bolt-on acquisitions since May 1, 2024 contributed 0.8% of equipment rentals revenue growth over the same period.

North America – Specialty. Equipment rentals revenue attributable to the North America – Specialty segment increased by $76 million, or 3.0%, to $2,621 million in the nine months ended January 31, 2026, from $2,545 million in the nine months ended January 31, 2025. This increase was primarily due to a 2.0% increase in the average OEC coupled with an increase in dollar utilization to 74% compared to 73% in the prior year. Revenue increased despite the non-recurrence of hurricane response efforts, which we estimate contributed $60 million to $70 million to North America – Specialty equipment rentals revenue in the nine months ended January 31, 2025, and did not recur in the nine months ended January 31, 2026. In the nine months ended January 31, 2026, equipment rentals revenue attributable to same-store and greenfield sites increased by 2.8% compared to the nine months ended January 31, 2025, while equipment rentals revenue attributable to bolt-on acquisitions since May 1, 2024 contributed 0.2% of equipment rentals revenue growth over the same period.

United Kingdom. Equipment rentals revenue attributable to the United Kingdom segment increased by $15 million, or 2.5%, to $604 million in the nine months ended January 31, 2026, from $589 million in the nine months ended January 31, 2025. This increase was primarily due to favorable foreign exchange movements, with equipment rentals revenue in local currency (in British pounds) 2.3% lower compared to the nine months ended January 31, 2025.
Sales of rental equipment. Total revenues from the sale of rental equipment decreased by $39 million, or 11.0%, to $316 million in the nine months ended January 31, 2026, from $355 million in the nine months ended January 31, 2025, representing 3.8% and 4.3% of total revenues in the nine months ended January 31, 2026 and January 31, 2025, respectively. This decrease in sales of rental equipment reflects a lower volume of used equipment sales compared to the nine months ended January 31, 2025, partially offset by an improvement in used equipment sales values and mix of the types of assets sold.
On a segment basis, revenues from the sale of rental equipment attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 70.3%, 19.0% and 10.7%, respectively, of total revenues from the sale of rental equipment in the nine months ended January 31, 2026, compared to 72.7%, 16.6% and 10.7%, respectively, in the nine months ended January 31, 2025.
North America – General Tool. Revenues from the sale of rental equipment attributable to the North America – General Tool segment decreased by $36 million, or 14.0%, to $222 million in the nine months ended January 31, 2026, from $258 million in the nine months ended January 31, 2025.
North America – Specialty. Revenues from the sale of rental equipment attributable to the North America – Specialty segment increased by $1 million, or 1.7%, to $60 million in the nine months ended January 31, 2026, from $59 million in the nine months ended January 31, 2025.
United Kingdom. Revenues from the sale of rental equipment attributable to the United Kingdom segment decreased by $4 million, or 10.5%, to $34 million in the nine months ended January 31, 2026, from $38 million in the nine months ended January 31, 2025.
Sales of new equipment, merchandise and consumables. Total revenues from the sale of new equipment, merchandise, and consumables increased by $23 million, or 8.8%, to $284 million in the nine months ended January 31, 2026, from $261 million in the nine months ended January 31, 2025, representing 3.4% and 3.2% of total revenues in the nine months ended January 31, 2026 and January 31, 2025, respectively. This increase was primarily due to a higher volume of new equipment sales, which were most pronounced in the North America – Specialty segment.
On a segment basis, revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 45.1%, 33.8% and 21.1%, respectively, of total revenues from the sale of rental equipment in the nine months ended January 31, 2026, compared to 49.4%, 28.0% and 22.6%, respectively, in the nine months ended January 31, 2025.
North America – General Tool. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool segment decreased by $1 million, or 0.8%, to $128 million in the nine months ended January 31, 2026, from $129 million in the nine months ended January 31, 2025.
North America – Specialty. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – Specialty segment increased by $23 million, or 31.5%, to $96 million in the nine months ended January 31, 2026, from $73 million in the nine months ended January 31, 2025. This is primarily due to increases of $2 million in the sales of new equipment, $7 million in the sales of rental accessories, and $14 million in equipment repair services.
United Kingdom. Revenues from the sale of new equipment, merchandise and consumables attributable to the United Kingdom segment increased by $1 million, or 1.7%, to $60 million in the nine months ended January 31, 2026, from $59 million in the nine months ended January 31, 2025.

Total revenues. For the reasons explained above, total revenues increased by $138 million, or 1.7%, to $8,400 million in the nine months ended January 31, 2026, from $8,262 million in the nine months ended January 31, 2025.
Cost of Revenues

Cost of equipment rentals, excluding depreciation. Cost of equipment rentals, excluding depreciation increased by $191 million, or 6.2%, to 3,255 in the nine months ended January 31, 2026, from $3,064 million in the nine months ended January 31, 2025. The increase was primarily driven by higher staff costs, which were $1,508 million in the current period compared to $1,433 million in the prior period, increased costs of spares, rehires, and internal repairs, which were $547 million in the current period compared to $478 million in the prior period, and higher facility costs, which were $290 million in the current period compared to $267 million in the prior period.
Depreciation of rental equipment. Depreciation of rental equipment costs increased by $23 million, or 1.7%, to $1,385 million in the nine months ended January 31, 2026, from $1,362 million in the nine months ended January 31, 2025. This increase was primarily due to a larger fleet size and the continued impact of life cycle inflation on our fleet. Depreciation in the North America – General Tool segment (including non-rental depreciation) increased by $23 million, or 2.2%, to $1,057 million in the nine months ended January 31, 2026, from $1,034 million in the nine months ended January 31, 2025. Depreciation in the North America – Specialty segment (including non-rental depreciation) decreased by $2 million, or 0.5%, to $404 million in the nine months ended January 31, 2026, from $406 million in the nine months ended January 31, 2025. Depreciation in the United Kingdom segment (including non-rental depreciation) increased by $3 million, or 2.3%, to $132 million in the nine months ended January 31, 2026, from $129 million in the nine months ended January 31, 2025.

Cost of rental equipment sales. Cost of rental equipment sales decreased by $25 million, or 8.4%, to $273 million in the nine months ended January 31, 2026, from $298 million in the nine months ended January 31, 2025. This decrease was primarily due to the lower volume of used equipment sales in the period in the North America – General Tool segment, as discussed above. In the North America – General Tool segment, cost of rental equipment sales decreased by $31 million, or 14.7%, to $180 million in the nine months ended January 31, 2026, from $211 million in the nine months ended January 31, 2025. In the North America – Specialty segment, cost of rental equipment sales increased by $4 million, or 6.5%, to $66 million in the nine months ended January 31, 2026, from $62 million in the nine months ended January 31, 2025. In the United Kingdom segment, cost of rental equipment sales remained constant at $25 million in the nine months ended January 31, 2026, compared with $25 million in the nine months ended January 31, 2025. Additionally, there were $2 million of non-recurring costs associated with the operational restructuring of the U.K. segment in the nine months ended January 31, 2026 that did not occur in the prior year.

Cost of sales of new equipment, merchandise and consumables. Cost of sales of new equipment, merchandise and consumables increased by $22 million, or 14.4%, to $175 million in the nine months ended January 31, 2026, from $153 million in the nine months ended January 31, 2025. This was primarily due to the higher volume of new equipment sales in the period, as discussed above.

Total cost of revenues. For the reasons explained above, total cost of revenues increased by $211 million, or 4.3%, to $5,088 million in the nine months ended January 31, 2026, from $4,877 million in the nine months ended January 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $121 million, or 11.2%, to $1,198 million in the nine months ended January 31, 2026, from $1,077 million in the nine months ended January 31, 2025. The year‑to‑date increase was driven primarily by higher stock‑based compensation expense, which totaled $40 million in the current period compared to $6 million in the prior year. Profit‑share expense also increased to $31 million year‑to‑date versus $20 million in the prior‑year period. In addition, the Company incurred $37 million of legal and professional fees related to relisting activities during the current period, compared to $4 million recorded in the prior-year period. Continued investment in infrastructure to support business growth further contributed to the increase, with related expenses of $144 million year‑to‑date compared to $114 million in the nine months ended January 31, 2025.

Non-rental Depreciation and Amortization

Non-rental depreciation and amortization increased by $18 million, or 5.5%, to $343 million in the nine months ended January 31, 2026, from $325 million in the nine months ended January 31, 2025. This increase reflects higher depreciation expenses on our non-rental assets, including our delivery vehicle fleet and property.
Interest Expense, Net

Interest expense, net decreased by $38 million, or 11.6%, to $291 million in the nine months ended January 31, 2026, from $329 million in the nine months ended January 31, 2025. This decrease was primarily due to both, lower average debt levels and lower average interest rates during the nine months ended January 31, 2026, compared to the nine months ended January 31, 2025.
Other Expense (Income), Net

Other expense (income), net increased by $16 million, or 145.5%, to a net income of $5 million in the nine months ended January 31, 2026, from a net expense of $11 million in the nine months ended January 31, 2025. This movement was primarily due to a $25 million loss in the fair value of an equity investment in January 31, 2025, that did not recur in the current year.
Net Income

For the reasons explained above, net income decreased by $125 million, or 10.2%, to $1,099 million in the nine months ended January 31, 2026, from $1,224 million in the nine months ended January 31, 2025.
Liquidity and Capital Resources
Sources and Uses of Cash

Our primary existing sources of liquidity are (i) cash generated from operations, (ii) cash generated from sales of tangible fixed assets (primarily used rental equipment), and (iii) borrowings available under our ABL Facility.

We anticipate that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) payment of operating expenses, (ii) purchases of rental equipment and inventory items offered for sale, (iii) servicing and repayment of debt, (iv) acquisitions, (v) payment of dividends, and (vi) share repurchases. We plan to fund such cash requirements primarily using borrowings available under our ABL Facility. However, we may also seek additional financing through, for example, the issuance of equity, debt securities and/or other borrowings.

As of January 31, 2026, we had cash and cash equivalents of $39 million (of which $6 million was held in Canadian dollars and $19 million in British pounds) and an available borrowing amount of $3,230 million ($3,468 million for covenant purposes) under our ABL Facility. We believe that our existing sources of cash, primarily through our ABL Facility, will be sufficient to support our liquidity and capital requirements over the next 12 months.

Cash Flows

The table below presents a summary of our cash flows for the periods indicated.

	Nine Months Ended January 31,
(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$2,834	$2,855
Investing activities	(1,541)	(2,141)
Financing activities	(1,276)	(708)
Effect of exchange rate changes	1	(1)
Net change in cash and cash equivalents	$18	$5

Cash Flows from Operating Activities

Net cash inflow from operating activities decreased by $21 million, or 0.7%, to $2,834 million in the nine months ended January 31, 2026, from $2,855 million in the nine months ended January 31, 2025, primarily due to a decrease in net income. Refer to "Results of Operations - Net Income" above for factors impacting the decrease in net income.

Cash Flows from Investing Activities

Net cash outflow used in investing activities decreased by $600 million, or 28.0%, to $1,541 million in the nine months ended January 31, 2026, from $2,141 million in the nine months ended January 31, 2025, primarily due to a reduction in payments for purchases of rental equipment, which were $1,440 million in the nine months ended January 31, 2026 compared to $2,054 million in the nine months ended January 31, 2025.

Cash Flows from Financing Activities

Net cash outflow used in financing activities increased by $568 million, or 80.2%, to $1,276 million in the nine months ended January 31, 2026, from $708 million in the nine months ended January 31, 2025, primarily attributable to $1,047 million spent on share repurchases under the buyback program launched in December 2024 during the nine months ended January 31, 2026, for which there were only $88 million of comparable outflows in the nine months ended January 31, 2025. This is partially offset by net proceeds from debt of $110 million in the nine months ended January 31, 2026, compared to net payments of debt of $122 million in the nine months ended January 31, 2025.

Borrowings

The following section summarizes certain material provisions of our long-term debt facilities and current obligations.

	As of
(in millions)	January 31, 2026	April 30, 2025
Current maturities of debt	$549	$—
Long-term debt	7,095	7,500
Total debt	$7,644	$7,500

Senior notes

The Company has issued $6.2 billion principal amount in various issuances of senior notes (collectively, the “senior notes”). As of January 31, 2026, one senior note is classified as a current liability, while the others are classified as non-current.

First priority senior secured credit facility (ABL Facility)

The Company maintains an ABL facility with commitments of $4,750 million until November 2029. The amount utilized was $1,489 million (including letters of credit totaling $5 million).
Other

The Company was in compliance with all debt covenants that were in effect as of January 31, 2026. See Note 9, Debt to the Unaudited Condensed Consolidated Financial Statements in “Item 1. Unaudited Condensed Consolidated Financial Statements” of this report for further details regarding the Company’s debt.

There have been no significant changes to the Company’s accounting policies on valuing or managing the risk of financial instruments during the three months ended January 31, 2026.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of January 31, 2026.

Restructuring Charges

For a discussion of restructuring charges related to the U.K. segment, see Note 14, "Restructuring" in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" of this Quarterly Report.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as disclosed in the Registration Statement on Form 10.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements" of this Quarterly Report.

Segment Information

Our reportable operating segments are: (i) North America – General Tool, (ii) North America – Specialty, and (iii) the United Kingdom (see “Segment Information” under Item 1 (Unaudited Condensed Consolidated Financial Statements) for further information). This division reflects the basis upon which we review the performance and allocate resources to the business.
The Company manages debt, its lease portfolio, and taxation centrally, rather than by operating segments. Accordingly, segmental costs are stated excluding the impact of ASC 842 lease accounting in relation to the Company’s property leases, and before interest and taxation, which are reported as central cost items. There are no material sales between the operating segments.
Our CODM, is the primary individual in control of resource allocation between the segments. Segment performance and resource allocation are evaluated based on adjusted segment operating profit. The most significant allocation determinations made by the CODM using adjusted segment operating profit relate to purchases of rental equipment. These determinations are generally made throughout the year.
In addition to segment results, we also report capital expenditure and assets by operating segment. Capital expenditure represents additions to rental equipment, property and equipment, and includes additions through the acquisition of businesses. Operating segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities, other intangible assets, and tax assets.

The table below presents selected financial information by reportable segment.

($ in millions)	North America – General Tool	North America – Specialty	United Kingdom
Three months ended January 31, 2026
Equipment rentals	$1,410	$851	$182
Sales of rental equipment	76	16	13
Sales of new equipment, merchandise and consumables	40	30	19
Total revenues	1,526	897	214
Cost of rental equipment sales	(54)	(19)	(10)
Staff costs(1)	(330)	(179)	(64)
Depreciation	(353)	(136)	(42)
Other segment items(2)	(375)	(292)	(91)
Adjusted segment operating profit	$414	$271	$7

Three months ended January 31, 2025
Equipment rentals	$1,388	$815	$178
Sales of rental equipment	79	16	12
Sales of new equipment, merchandise and consumables	40	22	17
Total revenues	1,507	853	207
Cost of rental equipment sales	(61)	(17)	(8)
Staff costs(1)	(298)	(166)	(62)
Depreciation	(349)	(139)	(43)
Other segment items(2)	(348)	(262)	(84)
Adjusted segment operating profit	$451	$269	$10

Nine months ended January 31, 2026
Equipment rentals	$4,575	$2,621	$604
Sales of rental equipment	222	60	34
Sales of new equipment, merchandise and consumables	128	96	60
Total revenues	4,925	2,777	698
Cost of rental equipment sales	(180)	(66)	(25)
Staff costs(1)	(992)	(531)	(201)
Depreciation	(1,057)	(404)	(132)
Other segment items(2)	(1,165)	(879)	(295)
Adjusted segment operating profit	$1,531	$897	$45

Nine months ended January 31, 2025
Equipment rentals	$4,512	$2,545	$589
Sales of rental equipment	258	59	38
Sales of new equipment, merchandise and consumables	129	73	59
Total revenues	4,899	2,677	686
Cost of rental equipment sales	(211)	(62)	(25)
Staff costs(1)	(924)	(509)	(195)
Depreciation	(1,034)	(406)	(129)
Other segment items(2)	(1,088)	(818)	(279)
Adjusted segment operating profit	$1,642	$882	$58
(1) Staff costs comprise salaries and related benefits and pension costs.
(2) Other segment items comprise repairs and maintenance, vehicle, facility and other miscellaneous costs.

Adjusted segment operating profit
North America – General Tool. In the North America – General Tool segment, adjusted segment operating profit decreased by $37 million, or 8.2%, to $414 million in the three months ended January 31, 2026, from $451 million in the three months ended January 31, 2025. This period-over-period decrease was driven primarily by increases in certain variable costs of the business, as staff costs increased by $32 million or 10.7% and other variable costs such as internal rental repairs and costs to reposition our fleet to maximize utilization increased as the business worked to maximize its fleet available to rent. These costs increases were partially offset by a $22 million increase in equipment rentals revenue attributable to volume growth, with average original equipment cost increasing 3.1%.

In the nine months ended January 31, 2026, equipment rentals revenue increased $63 million, or 1.4%, driven primarily through volume growth with the average original equipment cost increasing 3.1%, offset modestly by dollar utilization decreasing to 47%, compared to 48% in the prior year. This increase in equipment rentals revenue was offset by increases in certain variable costs of the business. Staff costs increased by $68 million or 7.4% in the nine months ended January 31, 2026, and other variable costs such as internal rental repairs and costs to reposition our fleet to maximize utilization increased as the business worked to maximize its fleet available to rent. Adjusted segment operating profit decreased by $111 million, or 6.8%, to $1,531 million, from $1,642 million in the nine months ended January 31, 2025.

North America – Specialty. In the North America – Specialty segment, Equipment rentals revenue increased $36 million, or 4.4%, in the three months ended January 31, 2026, with average original equipment cost increasing 2.8%. Revenue increased despite the non-recurrence of hurricane response efforts, which we estimate contributed $25-$30 million in the three months ended January 31, 2025, and did not reoccur in the three months ended January 31, 2026. This increase in equipment rentals was offset by increases in certain variable costs of the business. Staff costs increased by $13 million or 7.8%, and other variable costs, such as internal rental repairs and costs to reposition our fleet to maximize utilization, increased as the business worked to maximize its fleet available to rent. Adjusted segment operating profit increased by $2 million, or 0.7%, to $271 million in the three months ended January 31, 2026, from $269 million in the three months ended January 31, 2025.

In the nine months ended January 31, 2026, equipment rentals revenue increased $76 million or 3.0%, with average original equipment cost increasing 2.0%, coupled with dollar utilization increasing to 74% compared to 73% in the prior year. We estimated that hurricane response efforts contributed $60 million to $70 million to North America – Specialty equipment rentals revenue in the nine months ended January 31, 2025. There were no comparable weather events in the current year. The increase in equipment rentals is partially offset by a 4.3% increase in staff costs, higher repair and maintenance costs and the business continuing to reposition its fleet to maximize the efficiency of the business. Adjusted segment operating profit increased by $15 million, or 1.7%, to $897 million from $882 million in the nine months ended January 31, 2025.

United Kingdom. In the United Kingdom segment, adjusted segment operating profit decreased by $3 million, or 30.0%, to $7 million in the three months ended January 31, 2026, from $10 million in the three months ended January 31, 2025. The adverse adjusted segment operating profit movement arose primarily due to 8.3% and 3.2% increases in costs primarily related to spares, vehicles, and facilities and staff costs, respectively. In the nine months ended January 31, 2026, adjusted segment operating profit decreased by $13 million, or 22.4%, to $45 million, from $58 million in the nine months ended January 31, 2025, primarily due to an increase in staff costs of 3.1% and an increase in depreciation of 2.3%.
Please see “Results of Operations” above for a further discussion of our segment results during the periods presented.
Key Financial Metrics
We use the following key performance indicators ("KPIs") and non-GAAP financial measures to analyze our business performance and financial position and to develop strategic plans, which we believe provide useful information to the market to aid in understanding and evaluating our results of operations and financial position in the same manner as our management team. Certain judgments and estimates are inherent in our process to calculate these metrics. Certain of these metrics are operating statistics that may not be derived from our condensed consolidated financial statements. These metrics are presented for supplemental information purposes only, should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may differ from similarly titled metrics or measures presented by other companies. See “—Non-GAAP Financial Measures” below for our definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.

The following table sets forth a summary of the key financial metrics.

($ in millions except percentages, unless otherwise stated)	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025
Net income	$290	$325	$1,099	$1,224
Net income margin	11%	13%	13%	15%
EBITDA(1)	$1,065	$1,108	$3,504	$3,659
EBITDA margin (1)	40%	43%	42%	44%
Adjusted EBITDA(1)	$1,082	$1,117	$3,610	$3,671
Adjusted EBITDA margin(1)	41%	44%	43%	44%
Net cash provided by operating activities	$969	$917	$2,834	$2,855
Free cash flow(1)	415	415	1,428	782
Operating income	492	532	1,771	1,983
Adjusted operating profit(1)	539	574	1,984	2,070
Dollar utilization(2)
North America – General Tool	47%	48%	47%	48%
North America – Specialty	74%	73%	74%	73%
United Kingdom	52%	53%	52%	53%
Original equipment cost
North America – General Tool	$12,925	$12,517	$12,925	$12,517
North America – Specialty	4,714	4,555	4,714	4,555
United Kingdom	1,513	1,431	1,513	1,431
(1) Non-GAAP financial measure. See “—Non-GAAP Financial Measures” below for definitions and reconciliations to the most directly comparable U.S. GAAP measure.
(2) Dollar utilization, as defined below, is measured using a trailing twelve month revenue figure and ending original equipment cost (a balance sheet amount as of a point in time), therefore the resulting value is the same for both the quarter-to-date and year‑to‑date periods.
Key Performance Indicators
We use the KPIs “dollar utilization” and “original equipment cost" to evaluate our business, measure our performance, identify trends and make business decisions. These measures are not directly comparable to, and should not be considered a substitute for, financial information presented in accordance with U.S. GAAP, and may differ from similarly titled metrics or measures presented by other companies.
Dollar utilization
We consider “dollar utilization” to be a KPI on a segment basis. Dollar utilization reflects the ratio of rental revenue earned from equipment compared with the original cost of equipment. Dollar utilization is calculated as revenue from Equipment Rentals in each month during the preceding twelve-month period divided by average fleet at original cost measured during such period, in each case on a segment basis. Dollar utilization is influenced by various factors, including the average original equipment cost of our rental fleet, the level of physical utilization of our rental fleet, customer rental rates, ancillary rental revenues, inflation, as well as customer and product mix.
Management believes that dollar utilization provides useful information to investors and management to demonstrate how effectively we recover value from our rental assets. Management uses dollar utilization when reviewing operating performance on a segment basis and to help inform capital allocation decisions within the business.
Original equipment cost
We consider "original equipment cost" ("OEC") to be a KPI on a segment basis. OEC reflects the original cost of our equipment on rent.

Management believes that OEC along with dollar utilization provide useful information to investors and management to demonstrate the utilization of our rental equipment. Management uses OEC when reviewing operating performance on a segment basis and to help inform capital allocation decisions within the business.
Non-GAAP Financial Measures
The consolidated financial statements included elsewhere in this document have been prepared in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide additional meaningful financial information that may be relevant when assessing its ongoing performance. We use the non-GAAP financial measures "EBITDA," "EBITDA margin," “adjusted EBITDA,” “adjusted EBITDA margin,” “free cash flow,” and "adjusted operating profit." These financial measures are not defined or recognized under U.S. GAAP and are presented because we believe that these measures provide both management and users of our consolidated financial statements with useful additional information when evaluating our operating and financial performance. However, these non-GAAP financial measures should not be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. They should not be viewed as alternatives to operating income (loss), net income (loss), operating cash flows, or other measures of financial performance or liquidity presented in accordance with U.S. GAAP. Consequently, the methodology used for their calculation may not be consistent with that adopted by other companies and, therefore, the non-GAAP measures presented may not be comparable with those of other companies. Some of the limitations of non-GAAP measures are that: (i) they do not reflect our cash expenditures or future requirements for capital investments or contractual commitments; (ii) they do not reflect changes in, or cash requirements for, our working capital needs; and (iii) they do not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our debt.

EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin

We use the non-GAAP measures “EBITDA,” "EBITDA margin," “adjusted EBITDA,” and “adjusted EBITDA margin” to evaluate our overall financial performance. The composition of these measures is not addressed or prescribed by U.S. GAAP. We define EBITDA as net income before provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA before stock based compensation expense, net and restructuring costs, which in the fiscal year ended April 30, 2025 relate to costs associated with the Redomiciliation and U.S. Listing and in the nine months ended January 31, 2026 relate to costs associated with the Redomiciliation and U.S. Listing and the operational restructure of the United Kingdom segment. These items are excluded from adjusted EBITDA to allow investors to make a more meaningful comparison between our core performance over different periods of time, as well as with those of similar companies. EBITDA margin is defined as EBITDA divided by total revenues. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenues.
Management believes that EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin, when viewed with our U.S. GAAP results and the accompanying reconciliations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

The table below presents a reconciliation of the non-GAAP measures EBITDA and adjusted EBITDA to net income, as well as the EBITDA margin and adjusted EBITDA margin to net income margin, which in each case represents in management's view, the most directly comparable U.S. GAAP measure, for the periods indicated.

($ in millions, unless otherwise stated)	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025
Net income	$290	$325	$1,099	$1,224
Provision for income taxes	104	105	386	419
Interest expense, net	98	107	291	329
Depreciation of rental equipment	460	460	1,385	1,362
Non-rental depreciation and amortization	113	111	343	325
EBITDA	$1,065	$1,108	$3,504	$3,659
Stock based compensation expense, net	6	3	40	6
Restructuring costs:(1)
Staff costs	2	2	15	2
Other restructuring costs	9	4	51	4
Adjusted EBITDA	$1,082	$1,117	$3,610	$3,671

Total revenues	$2,637	$2,567	$8,400	$8,262
Net income margin(2)	11%	13%	13%	15%
EBITDA margin	40%	43%	42%	44%
Adjusted EBITDA margin	41%	44%	43%	44%
(1) Restructuring costs relate to staff, impairment and other costs incurred in relation to the Redomiciliation and U.S. Listing and, in the three and nine months ended January 31, 2026, the operational restructure of the United Kingdom segment.
(2) Net income margin is calculated as net income divided by total revenues.

Free cash flow

We use the non-GAAP measure “free cash flow” to reflect the cash retained prior to discretionary expenditure on acquisitions and returns to shareholders. The composition of these measures is not addressed or prescribed by U.S. GAAP. We define free cash flow as net cash provided by operating activities less net expenditure on rental and non-rental equipment (comprising payments for purchases of equipment less disposal proceeds received in relation to sales of equipment).

Management believes that free cash flow provides useful information to management and investors as an additional liquidity measure because it measures the amount of cash available, after net expenditures on rental and non-rental equipment, for activities such as making discretionary expenditures on acquisitions and providing returns to shareholders.

The table below presents a reconciliation of the non-GAAP measures free cash flow to net cash provided by operating activities, which represents, in management’s view, the most directly comparable U.S. GAAP measure, for the periods indicated.

($ in millions)	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025
Net cash provided by operating activities	$969	$917	$2,834	$2,855
Payments for purchases of rental equipment	(568)	(536)	(1,440)	(2,054)
Payments for purchases of non-rental property and equipment	(82)	(70)	(279)	(368)
Proceeds from sales of rental equipment	88	89	282	304
Proceeds from sales of non-rental property and equipment	8	15	31	45
Free cash flow	$415	$415	$1,428	$782

Adjusted operating profit
We use the non-GAAP measure "adjusted operating profit" to evaluate the underlying profitability of our core operations. The composition of this measure is not addressed or prescribed by U.S. GAAP. We define adjusted operating profit as operating income after other expense, net, and before amortization of acquired intangibles, stock-based compensation expense, net, and restructuring costs, which in the nine months ended January 31, 2026 relate to costs associated with the Redomiciliation and U.S. Listing and the operational restructure of the United Kingdom segment.
Management believes that adjusted operating profit provides useful information to management and investors about our underlying profitability without regard to non-core items that may not be indicative of our main business activities, thus allowing for a more meaningful comparison between our core performance over different periods of time, as well as those of other similar companies.
The table below presents a reconciliation of the non-GAAP measure adjusting operating profit to operating income, which represents, in management's view, the most directly comparable U.S. GAAP measure, for the periods indicated.

($ in millions)	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025
Operating income	$492	$532	$1,771	$1,983
Other (expense) income, net	—	5	5	(11)
Amortization of acquired intangibles	29	28	85	86
Stock based compensation expense, net	6	3	40	6
Restructuring costs:(1)
Staff costs	2	2	15	2
Impairment	1	—	17	—
Other restructuring costs	9	4	51	4
Adjusted operating profit	$539	$574	$1,984	$2,070
(1) Restructuring costs relate to staff, impairment and other costs incurred in relation to the Redomiciliation and U.S. Listing and, in the three and nine months ended January 31, 2026, the operational restructure of the United Kingdom segment.

Item 3.                Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, primarily related to changes in interest rates and foreign currencies.
Interest Rate Risk
As of January 31, 2026, we had $7,644 million of outstanding debt, of which 81% bears interest at a fixed rate and 19% bears interest at a floating rate. Since our accounting policy requires all borrowings to be held at amortized cost, the carrying value of fixed rate debt is unaffected by changes in credit conditions in the debt markets and, accordingly, there is no exposure to fair value interest rate risk. We are, however, exposed to interest rate risk on our floating rate debt under the ABL Facility, and fluctuations in interest rates may affect our interest expense under the ABL Facility and any new debt arrangement.
Our ABL Facility is priced based on average availability according to a grid, varying from the applicable benchmark interest rate (SOFR for U.S. dollar, SONIA for British pound and CORRA for Canadian dollar loans) plus 125 basis points to 137.5 basis points. As of January 31, 2026, the interest rates applicable to the floating rate debt were the applicable benchmark interest rate plus 125 basis points. As of the same date, based on the amount of floating rate debt outstanding, Ashtead’s pre-tax profits would change by approximately $15 million for each percentage point change in interest rates applicable to the floating rate debt and, after tax effects, equity would change by approximately $11 million. The amount of our floating rate debt may fluctuate as a result of changes in the amount of debt outstanding under the ABL Facility.

We periodically utilize interest rate swap agreements to manage and mitigate our exposure to changes in interest rates. However, as of January 31, 2026, we had no such swap agreements outstanding. We may also at times hold cash and cash equivalents which earn interest at a variable rate.
Currency Risk
Although our reporting currency is the U.S. dollar, we derived 15% of our revenue for the three and nine months ended January 31, 2026 from companies that have non-U.S. dollar currencies, primarily British pounds and Canadian dollars from our U.K. and Canadian businesses, respectively. Consequently, any change in exchange rates between the U.S. dollar and British pound or the Canadian dollar will affect our consolidated income statement and balance sheet when our results are translated into U.S. dollars for reporting purposes.
Our exposure to exchange rate movements on trading transactions is relatively limited. All subsidiary companies invoice revenue in their respective local currency and generally incur expense and purchase assets in their local currency. Consequently, we do not routinely hedge either forecast foreign exchange exposures or the impact of exchange rate movements on the translation of overseas profits into U.S. dollars.
Based on the currency mix of our profits and debt levels, interest and exchange rates as of January 31, 2026, a 1% change in the Canadian dollar and British pound to U.S. dollar exchange rates would impact pre-tax profits on an annualized basis by $0.5 million and equity by $23.0 million. As of January 31, 2026, we had no outstanding foreign exchange contracts.
Item 4.                Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of January 31, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026 due to a material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in its Form 10, the Company identified a material weakness in its internal control over financial reporting, as it did not design and maintain effective controls to assess the classification of debt between current and noncurrent liabilities.The material weakness resulted in the restatement of the condensed consolidated financial statements as of and for the six months ended October 31, 2025. Additionally, the material weakness could result in misstatements to the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Plan to Remediate the Material Weakness

Following the identification of the material weakness described above, beginning in February 2026, management has designed incremental control activities related to the assessment of the classification of debt between current and non-current liabilities and is in the process of implementing and evaluating the operating effectiveness of these controls. The material weakness will not be considered remediated until the enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. - Other Information
Item 1.                Legal Proceedings
We are involved in various legal proceedings, claims and governmental audits in the ordinary course of business, including, but not limited to, general liability claims (including personal injury, product liability, and property and automobile claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. In the opinion of management, based on information currently available, the ultimate disposition of these proceedings, claims and audits will not have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.             Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of the Form 10, which risk factors are incorporated herein by reference. There are no material changes from the risk factors set forth in the Form 10. You should carefully consider the risk factors in our Form 10 in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.
Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter ended January 31, 2026, we purchased approximately 5.0 million ordinary shares of Ashtead Group plc under the repurchase program launched on December 10, 2024, with $100 million remaining under the prior authorization. On December 9, 2025, Sunbelt Rentals Holdings, Inc. announced a new share repurchase program of up to $1.5 billion that commenced on March 2, 2026,

Item 6.                Exhibits

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation of Sunbelt Rentals Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by Sunbelt Rentals Holdings, Inc. on February 13, 2026 (the “Form 10”)).

3.2	Amended and Restated Bylaws of Sunbelt Rentals Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10).
10.1†
Amended and Restated Employment Agreement, dated as of January 19, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and Brendan Horgan (incorporated by reference to Exhibit 10.15 to the Form 10).

10.2†
Amended and Restated Employment Agreement, dated as of January 12, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and Alex Pease (incorporated by reference to Exhibit 10.16 to the Form 10).

10.3†
Amended and Restated Employment Agreement, dated as of January 16, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and John Washburn (incorporated by reference to Exhibit 10.17 to the Form 10).

10.4†
Amended and Restated Employment Agreement, dated as of January 14, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and Brad Lull (incorporated by reference to Exhibit 10.18 to the Form 10).

10.5†	Sunbelt Rentals Holdings, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10).
10.6†	Omnibus Amendment to The Ashtead Group Long-Term Incentive Plan 2021 (incorporated by reference to Exhibit 10.20 to the Form 10).
10.7†	Sunbelt Rentals Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Form 10)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1#	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).
104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).
__________
† Indicates a management contract, compensatory plan or arrangement
# Filed herewith.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunbelt Rentals Holdings, Inc.

Date: March 12, 2026	By:	/s/ Alex Pease
Name: Alex Pease
Title: Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)