Form 10-K
period 2026-04-30
Sunbelt Rentals Holdings, Inc.
filed 2026-06-23
CIK 2083785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-43081

Sunbelt Rentals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-3657151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1799 Innovation Pt
Fort Mill, SC	29715
(Address of Principal Executive Offices)	(Zip Code)
(803) 578-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SUNB	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange and the London Stock Exchange on March 2, 2026.
The registrant had outstanding 409,760,584 shares of common stock as of June 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including the U.S. Private Securities Litigation Reform Act of 1995, as amended, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and our financial condition, including, in particular, statements relating to our business and growth strategy, our product development efforts and the growth and dynamics of the market segments in which we operate included in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “aim,” “anticipate,” “commit,” “enable,” “focused on,” “expect,” “intend,” “outlook,” “positioned,” “target,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A “Risk Factors” and elsewhere in this report, including, but not limited to:
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
The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed and the trading price of our common stock could decline. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary note.
i

PART I
Item 1.    Business.
Overview
We believe we are one of the largest international equipment rental companies by rental revenue, with a network of 1,611 stores across North America and the United Kingdom as of April 30, 2026. We conduct our equipment rental operations under the name “Sunbelt Rentals.” We believe that Sunbelt Rentals is the second largest equipment rental business in North America and the largest equipment rental company in the United Kingdom, in each case, by rental revenue. In the fiscal year ended April 30, 2026, we generated revenue of $11,154 million, operating income of $2,181 million and adjusted operating profit of $2,500 million and in the fiscal year ended April 30, 2025, we generated revenue of $10,791 million, operating income of $2,499 million and adjusted operating profit of $2,615 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Metrics—Non-GAAP Financial Measures” for a definition and reconciliation of adjusted operating profit to the most directly comparable U.S. GAAP measure.
Our rental equipment fleet comprises an extensive range of construction, industrial and general equipment designed to meet broad, general-purpose job site needs, such as mobile elevating work platforms, skid steers, forklifts, excavators, lighting equipment and small general tools. This core equipment range is complemented by Specialty business lines, including power and HVAC, climate control, scaffold services, flooring solutions, pump solutions, trench safety, industrial tool, film and television, temporary structures, ground protection, temporary fencing, and temporary walls. The original (or “first”) cost of our rental equipment fleet as of April 30, 2026 was $19,231 million and as of April 30, 2025 was $18,567 million. As of the same dates, the average age of our serialized rental equipment, which consists of individual pieces of equipment linked to a specific serial number and constitutes the substantial majority of our fleet, was approximately 53 months and 49 months, respectively, weighted on an original cost basis.
Our customers range in size and scale from multinational businesses, to well-established local contractors and individual do-it-yourselfers, and include construction and industrial customers, service, repair and facility management businesses, emergency response organizations, event organizers, as well as government entities, such as municipalities and specialist contractors.
We organize and manage our operations based on geography and product and service offering. We operate under two primary geographic regions, aligned with our North American activities and assets and our U.K. activities and assets, and have further divided our North American business operationally into “General Tool” and “Specialty,” reflecting the nature of our products and services, as well as our management structure. As such, our business is divided into three reportable operational segments:
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
In the fiscal year ended April 30, 2026, 58% of our revenue was attributable to the North America – General Tool segment, 33% of our revenue was attributable to the North America – Specialty segment and 9% of our revenue was attributable to the United Kingdom segment. In the fiscal year ended April 30, 2025, 59% of our revenue was attributable to the North America – General Tool segment, 32% of our revenue was attributable to the North America – Specialty segment and 9% of our revenue was attributable to the United Kingdom segment.
Redomiciliation and U.S. Listing
On June 10, 2025, the shareholders of Ashtead Group plc (the “Ashtead Shareholders”) voted in favor of a reorganization to be implemented by means of a U.K. court-sanctioned scheme of arrangement under the U.K. Companies Act 2006 (the “Scheme”) pursuant to which Sunbelt Rentals Holdings, Inc. (“Sunbelt Rentals”) would become the new parent holding company of Ashtead and Sunbelt Rentals common stock would be admitted to trading (the “U.S. Listing”)

on the New York Stock Exchange (the “NYSE”), with a secondary listing on the London Stock Exchange (the “LSE”), which is the historical trading venue for Ashtead shares. The Scheme completed on February 27, 2026. As a result of the Scheme, Ashtead Shareholders had their Ashtead shares exchanged for Sunbelt Rentals common stock. Each Ashtead Shareholder received the same number of shares of Sunbelt Rentals common stock as the number of Ashtead Shares held at the time at which the record of the register of the Ashtead Shareholders was taken. The Redomiciliation and the U.S. Listing did not result in any changes in the day-to-day operations of our business or our strategy. Sunbelt Rentals common stock began trading on the NYSE and the LSE on March 2, 2026.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Geographic scale and customer diversity. We have significant geographic scale in the markets in which we operate. We believe Sunbelt Rentals is the second largest equipment rental business in North America and the largest equipment rental company in the United Kingdom, in each case, by rental revenue. As of April 30, 2026, Sunbelt Rentals North America operated 1,428 stores across all 50 U.S. states and eight provinces in Canada, of which 814 were North America – General Tool stores (including one store in the Bahamas) and 614 were North America – Specialty stores, and had rental operations in all of the top 100 North American markets (based on the size of the rental market of geographical districts across North America, as estimated by management based on public filings). As of the same date, Sunbelt Rentals U.K. operated 183 stores throughout the United Kingdom (including three stores in Ireland, Germany and the Netherlands). In North America, we achieve scale through a “clustered market” approach of grouping General Tool and Specialty rental locations in each market, allowing us to provide a comprehensive product offering and convenient service to our customers wherever their job sites may be located within these markets. In the United Kingdom, our strategy is focused on maintaining a store structure that allows us to offer a full range of General Tool and Specialty equipment on a nationwide basis. In the United Kingdom, we are migrating to a regional operating center model with a few, larger locations offering a diverse range of products, combined with smaller, local locations, similar to the cluster approach we deploy in North America. This approach reflects the nature of the customer base, which is based on more national accounts, and the smaller geography of the United Kingdom.
We also benefit from our diversified customer base, with our customers ranging in size and scale from multinational businesses to well-established local contractors and individual do-it-yourselfers (see “—Customers” below). For example, in the fiscal year ended April 30, 2026, we served approximately 800,000 customers in the United States, with our top ten customers accounting for less than 10% of our total revenue and no single customer accounting for more than 1% of our total revenues. We believe that our breadth of customers, in combination with our diversified product offering, makes us more resilient to economic downturns and enables us to take advantage of end market opportunities.
Our geographic scale and diversified customer base provide us with several benefits, including (i) reducing the impact of localized economic fluctuations on our overall financial performance, (ii) reducing our dependence on any particular customer or group of customers, and (iii) enabling us to meet the needs of larger customers who increasingly demand wide geographic coverage across a broad range of equipment needs.
Differentiated product offering. Our differentiated rental fleet provides us with the ability to service a diverse customer base, to cross-market our products to our customers and to serve customers that require large quantities or different types of equipment. While the individual components of our General Tool fleet are similar to that of our peers, we offer a broad range of differentiated equipment through our Specialty business (see “—Product and Service Offering” below). We aim to offer a full-service solution for our customers in all scenarios and are often involved in supplying various types of equipment, as well as service expertise, over an extended period at each distinct stage of a project’s development. On “mega projects” (defined internally as projects with a construction value over $400 million) and other major long-term projects, we often provide the full range of our equipment, from small hand-held tools to larger dirt moving or aerial equipment. We believe that our focus on Specialty markets, which are typically characterized by low rental penetration and small local players, contributes to our growth as rental penetration increases and customers become accustomed to the quality and convenience of our offering.
High quality and standardized rental fleet. We purchase equipment from well-known manufacturers with strong reputations for product quality and reliability and maintain close relationships with these suppliers to ensure certainty of supply and good after-purchase service and support. We work with suppliers to provide early visibility of our equipment needs, which enables them to plan production schedules and deliver the fleet when we need it. Across our rental fleet, we generally carry equipment from one or two suppliers in each product range and limit the number of model types of each product. Having a standardized fleet results in lower costs, because we obtain greater discounts by purchasing in bulk and reduce maintenance costs through more focused, and therefore reduced, training requirements for our staff. We are also able to share spare parts between stores within a clustered market, which helps to minimize the risk of over-stocking, and to transfer fleet between locations easily, which enables us to achieve high levels of fleet utilization.
Significant purchasing power. As one of the largest participants in our industry, we purchase significant amounts of equipment, parts and other items from our suppliers. Our capital expenditure on rental equipment for the fiscal year ended April 30, 2026 was $2,023 million and for the fiscal year ended April 30, 2025 was $1,960 million. We believe that this level of capital expenditure enables us to negotiate favorable terms with our vendors, including in relation to pricing and warranties. As a result, we believe that we generally are able to purchase equipment at prices that are more favorable than those paid by the majority of our competitors.
Motivated local management teams. We have motivated local management teams, largely due to our strong company culture and decentralized structure, which empowers local management teams to make timely, market-specific decisions that best serve their local customer base. By entrusting local leaders with operational control, within a framework of strategic oversight, including budgetary and other controls, we foster a sense of ownership and accountability that drives performance. We believe that this approach not only enhances adaptability and responsiveness, but also ensures that decision-making remains closely aligned with the unique needs and opportunities within each clustered market that we serve. All members of our teams also participate in our reward and incentive programs, which we believe motivate them to maximize returns on investment and encourage them to build and reinforce relationships with our customers. We also believe that our reward and incentive programs act as an incentive to promote cross-selling between our General Tool and Specialty offerings, control costs, optimize pricing and promote efficient fleet management, while concurrently building motivated and cohesive teams focused on profitability.
Experienced senior management team. Most members of our local senior operational management teams have spent the majority of their careers in the equipment rental industry. Our senior management team presently is led by Brendan Horgan, our Chief Executive Officer, who has served in his current position since May 2019. He previously served as our Chief Operating Officer from January 2018 to May 2019 and as the Chief Executive Officer of Sunbelt Rentals North America and a director of Ashtead since January 2011. Mr. Horgan joined Sunbelt Rentals, Inc. in 1996 and has held a number of senior management positions, including Chief Sales Officer. Mr. Horgan was selected to serve as our Chief Executive Officer due to his detailed knowledge of our operations and active leadership of our strategy, M&A, commercial go-to-market and business development. Alex Pease, our Chief Financial Officer, joined the Company in October 2024 as Chief Financial Officer Designate and has served in his current role since March 2025. Mr. Pease brings more than 20 years of experience to the company, having previously served as the Chief Financial Officer of WestRock Company, with experience in finance, corporate strategy, M&A, capital markets, portfolio optimization and broad-based business transformation. In addition, our other executive officers have been employed by the Group for an average of approximately 20 years.
Focus on customer service. We believe that our focus on customer service and the guarantees we offer help distinguish our businesses from competitors and assist us in delivering strong financial returns. Responsiveness to customer needs is critical in the rental business, with customers increasingly seeking a comprehensive product offering and convenient service, often requesting delivery within 24 hours. We have a large and experienced sales force, which is focused on building and reinforcing customer relationships and to concentrate on generating strong, whole-life returns from our rental fleet. Our sales force is equipped with real-time access to fleet availability and pricing, assisting it to respond quickly to the needs of a customer while also optimizing returns. We also believe that our ability to cross-sell our General Tool and Specialty offerings is an important part of the customer experience.
Well-established brand. Sunbelt Rentals, with its distinctive logo, is well-established, and we believe well-recognized, in the markets in which we operate. We believe that our customers associate the name with high quality equipment and customer service, which fosters loyalty and enables us to attract new, as well as retain repeat, customers in our markets as we grow the business.
Investing in the best systems. Our competitive advantage also depends on having the right systems and applications to allow our staff to deliver the highest standards of service. We make use of what we believe is industry-leading technology to further differentiate our service and capitalize on growth opportunities in the marketplace, including mobile apps and websites where customers can, among other things, manage their accounts and track deliveries, as well as systems and tools aimed to optimize our workflows (see “—Information Technology” below).
Health and safety fundamental to our business. We believe that health and safety is fundamental to our business and a primary business goal. Our Engage for Life program forms the backbone of our health and safety work, and we believe our efforts have resulted in both leading and lagging performance indicators that are relevant to our operations and rank among the best in the industry, including Total Recordable Incident Rate and Total Lost Time Rate.

Our Strategy – Sunbelt 4.0
While our business will always be impacted by a degree of cyclicality, we believe that the continuing level of structural change in our markets, particularly in North America, where we are seeing an increased shift from ownership to rental (see “—Market Opportunity” below), combined with our proven strategy of building diversification throughout the business and increased focus on non-construction end markets, is enabling us to be more resilient to economic downturns.
In April 2024, we launched our current five-year strategic growth plan, Sunbelt 4.0 – Runway for Success. Sunbelt 4.0 marks the next step of our strategy and follows the successful completion of our previous strategic growth plan, Sunbelt 3.0, which was launched in April 2021. Sunbelt 4.0 is designed to deliver further growth, resilience and performance and will be guided by five actionable components – Customer, Growth, Performance, Sustainability and Investment – which are described in further detail below. Underpinning these five actionable components are our foundational elements that are essential to the delivery of our strategy. These are our people, our platform and innovation. Our foundational elements are present in everything we do and core to the culture of our organization, enabling us to deliver on our customer promise of Availability, Reliability and Ease. These foundational elements drive the success of our business, and as such, underpin our strategic plan.
Customer
The first of our actionable components is to elevate our focus on customer service and experience throughout the organization to a level that we believe will be truly differentiating. Customers have always been the priority at Sunbelt Rentals, but putting them front and center in our strategic plan is a step designed to further elevate that focus. As our business has changed, so too have our customers. They now rely on us to get their job done, safely, efficiently, without any hassle and often in the most sustainable way possible.
Cross-selling our General Tool and Specialty offerings is an important part of the customer experience and supports our business fundamentals. We continue to grow our customer base, particularly in North America, where we added approximately 118,000 new credit account customers under our previous strategic growth plan, Sunbelt 3.0, and a further approximately 126,000 new credit account customers in the first two years of Sunbelt 4.0 since May 1, 2024. Meanwhile, those customers who rent from multiple lines of business also grew over the same period. We believe that our focus on ensuring that our customers enjoy the very best customer service and experience is key to attracting new customers, while also increasing the revenue generated by existing customers.
Growth
Our second actionable component is to grow our General Tool and Specialty businesses through the ongoing structural progression of our business and industry (see “—Market Opportunity” below). We are evolving our clustered market approach as we look to increase our fleet density. We believe that there is a clear opportunity to increase the fleet density in our markets through accessing the latent capacity in our existing locations, particularly those added during our previous strategic growth plan, Sunbelt 3.0, and supplementing those through further greenfield locations (defined internally as new locations added to our store network through organic expansion rather than through acquisition). In this way, we aim to ensure that rental penetration increases in ever broadening markets as our market density grows. We aim to add 300 to 400 greenfield locations in North America during Sunbelt 4.0, of which 99 had been added as of April 30, 2026.
Our clustered market approach has been an important aspect of our strategy and success at building the business to the scale that we have today and, as part of Sunbelt 4.0, we are focusing also on increasing our market density where we have existing clusters. Our greenfield sites are chosen to enhance our existing business. We focus on building clusters of stores because, as they mature, they access a broader range of markets unrelated to construction, leading to better margins and return on investment.
The size and composition of a cluster depends on the market size based on designated market areas. We have defined clusters such that a top 25 market cluster in the United States has more than 15 stores, a top 26–50 market cluster has more than 10 stores and a top 51–100 market cluster has more than four stores. We also include the smaller 101–210 markets within our cluster analysis. Our definition of a cluster in these markets is two or more stores. With the advanced technology we have in place, we are able to analyze local market data more accurately. This allows us to find similarities between certain U.S. and Canadian centers and model our growth plans accordingly. The more customers get to know and trust us, the faster we believe we will be able to grow.
We believe that the interaction of the stores in a cluster gives us real competitive advantage and that having a blend of locations, where we like to include large equipment locations alongside smaller General Tool stores, is desirable. The addition of Specialty stores serves to differentiate us from competitors in the area. This enables us to broaden and diversify our customer base and our end markets, as we extend our reach within a market. The value is in the mix of products and services we are able to provide in a concentrated environment.
Performance
Our third actionable component is performance, unlocking the capacity to operate more efficiently through process, technology and scale, with the aim of achieving margin progression with growing revenues. We see three areas of opportunity where we can drive performance:
•First, we aim to leverage our central and field sales and support services, using the investments made during our previous strategic growth plan, Sunbelt 3.0, as a platform for future growth. We believe that these investments provide the foundation for our next chapter of growth without the same levels of incremental cost, thus contributing to margin improvement.
•Second, we aim to extract the full potential from our existing footprint and leverage our scale. We added 401 locations in North America during our previous strategic growth plan, Sunbelt 3.0, between the fiscal years ended April 30, 2021 and 2024, of which 231 were greenfield openings and 170 were added through bolt-on acquisitions. We added an additional 61 locations in the fiscal year ended April 30, 2025, the first year of Sunbelt 4.0, of which 48 were greenfield openings and 13 were added through bolt-on acquisitions. In the fiscal year ended April 30, 2026, we added a further 75 locations, of which 51 were greenfield openings and 24 were added through bolt-on acquisitions. We believe these additional locations have the potential to contribute to revenue growth and margin progression. We believe that targeted capital investment in these locations presents an opportunity for further growth.
•Third, we aim to achieve further performance advantage through operational excellence and harnessing the power of our next-generation technology platform, Sunbelt Edge™. Under Sunbelt 4.0, we have introduced a Market Shared Services model that centralizes logistics, field service, and repair service decisions at the market level, enabling us to leverage the density and scale of our network. Our Market Logistics Operations (“MLO”) program consolidates dispatchers, trucks and drivers across stores within a market to optimize delivery and pick-up efficiency, reduce outside hauling costs, and improve equipment availability. Our Market Service Operations (“MSO”) program orchestrates technician capacity across dense service networks to increase asset throughput and enable scalable service without proportional labor growth. During our previous strategic growth plan, Sunbelt 3.0, we also launched and benefited from dynamic pricing, order capture and eCommerce tools, while investing in a wide range of what we believe are industry-leading technologies — including asset telematics, logistics, field service and customer-focused tools — which we are continuing and expanding under Sunbelt 4.0 through our Sunbelt Edge™ technology platform, which we believe will take our capabilities to the next level.
Sustainability
Our fourth actionable component is sustainability. We aim to advance our position as a thriving, growing enterprise to deliver long-term sustainable value for our people, customers, communities and investors.
We endeavor to be a sustainability leader in our industry, and we have targeted an ambitious 50% reduction in Scope 1 and 2 greenhouse gas intensity by 2034 (using 2024 as the base year) on our journey to become Net Zero by 2050. We have four areas of focus within our sustainability actionable component:
•Operations – Committing to Scope 1 and 2 Net Zero by 2050 supported by a tangible pathway, reducing environmental impact and advancing sustainability in the value chain.
•Customers – Partnering and innovating to bring new products to the rental market, while driving benefits of rental amplified by our scale.
•Our people – Focusing on attracting, developing and retaining top talent and fostering inclusion and belonging, while keeping health and safety as our key priority.
•Communities – Advancing an integrated community investment strategy, with 1% of post-tax profit going to community investment by 2028/29, and scaling strategic sustainability and community partnerships.
Investment
Our fifth and final actionable component is investment, which entails disciplined capital allocation to help drive profitable growth, strong cash generation and enhanced shareholder value. We will continue to allocate capital within our clearly defined framework, focused on:

•organic growth investment in existing locations and greenfield sites;
•bolt-on acquisitions; and
•returns to shareholders through a progressive dividend policy and share repurchases to maintain our leverage within our target range.
Maintaining financial and operational flexibility is key to adapting our business and operational models through the economic cycle, as it enables us to react quickly to both opportunities and adverse changes in the market. We also believe that having a strong balance sheet, and our consistent commitment to low leverage and a well-invested fleet, is fundamental to our success at all stages in the cycle.
We believe that we benefit from the options this strategy has provided, with the length and gradual nature of the last cycle having enabled us to establish a well-distributed fleet age. Traditionally, rental companies have often generated cash only in economic downturns, during which they tend to reduce capital expenditure and increase the age of the fleet, as opposed to economic upturns, when they tend to increase capital expenditure and focus on replacing their fleet, thus catering to future growth. However, we believe that we have changed this dynamic through the cycle with our scale and historically strong margins. During Sunbelt 4.0, we intend to continue utilizing our free cash flow to fund our organic growth plans, bolt-on acquisitions and returns to shareholders. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”
Segment Information
We organize and manage our operations based on geography and product and service offering. We operate under two primary geographic regions, reflecting our North American activities and assets and our U.K. activities and assets, and have further divided our North American business operationally into “General Tool” and “Specialty,” reflecting the nature of our products and services, as well as our management structure. As such, our business is divided into three reportable operational segments – North America – General Tool, North America – Specialty and United Kingdom – which reflect the nature of our products and services, as well as the basis upon which we review the performance of the business and allocate resources internally.
North America – General Tool
Our North America – General Tool segment operates primarily across the United States and Canada, offering a comprehensive portfolio of general construction and industrial equipment to customers through a network of clustered markets, which is designed to meet the needs of a diverse customer base, including construction, industrial, and individual do-it-yourselfers customers, as well as service, repair, and facility management businesses. The North America – General Tool segment provides flexible rental solutions designed to meet broad, general-purpose job site needs, such as mobile elevating work platforms, skid steers, excavators, lighting equipment and small general tools.
We believe this segment is foundational to our business strategy and will support our continued growth through increasing fleet density, expanding our network of locations, and leveraging our integrated service model.
North America – General Tool segment revenues represented 58% of our total revenues for the fiscal year ended April 30, 2026 and 59% of our total revenues for the fiscal year ended April 30, 2025.
North America – Specialty
Our North America – Specialty segment focuses on products with comparatively low rental penetration in predominantly non-construction markets, available to customers across the United States and Canada. This segment includes products that require specialized knowledge and technical capabilities to operate and maintain, such as products relating to power & HVAC, climate control, scaffolding, film & TV equipment, flooring solutions, pump solutions, industrial tool, trench safety, ground protection, temporary structures, and temporary fencing. We have in-house experts in each business line with in-depth product and application knowledge to help provide a high level of service to our customers.
These products are often a natural add-on to our General Tool products and services, and we are continuously looking for new rental opportunities and to expand our Specialty business.
North America – Specialty segment revenues represented 33% of our total revenues for the fiscal year ended April 30, 2026 and 32% of our total revenues for the fiscal year ended April 30, 2025.

United Kingdom
Our United Kingdom segment encompasses a full range of equipment rental solutions, predominantly available to customers across the United Kingdom. It offers both General Tool and Specialty equipment through a regionally distributed network of stores, enabling responsive, localized service and significant growth through cross-selling and targeted acquisitions in recent years, with an emphasis on areas with low rental penetration. This segment supports a diverse customer base across construction, industrial, infrastructure and energy markets.
We believe that the United Kingdom segment presents opportunities to improve operational efficiency, utilize underused capacity, and make targeted fleet investments to support growth.
United Kingdom segment revenues represented 9% of our total revenues for the fiscal year ended April 30, 2026 and 9% of our total revenues for the fiscal year ended April 30, 2025.
Market Opportunity
Our markets continue to expand in terms of geography, range of equipment provided and the applications for which our equipment is used. In the construction end market, which remains a core part of our business, although now accounting for less than half of total activity, we are seeing an increasing level of crossover between our General Tool and Specialty products on any typical construction site. Construction projects are also becoming larger and longer, often completed over several years, with mega projects – which can include, for example, data centers, electric vehicle factories, battery plants and semi-conductor factories – becoming an increasingly important part of our project portfolio. In addition, our non-construction end markets are becoming increasingly large and resilient. These non-construction end markets include, among others: (i) maintenance, repair and operations, which is a stable end market characterized by recurring necessary work, regardless of what may be happening in the wider economy; (ii) sports, entertainment and special events, which is a large and stable end market with, we believe, long-term growth prospects; (iii) emergency response and restoration, which is a key market for us where we have been designated as an essential service in North America and the United Kingdom in times of need, supporting government and the private sector with response to both day-to-day emergencies, as well as major events, including hurricanes, tornadoes and other disasters, natural disasters generating spikes in demand, and day to day emergencies generating steady demand; and (iv) state and local government, which is our most stable end market, with expenditures typically determined in advance and sheltered from macroeconomic shifts. We believe that there are ongoing opportunities for further rental penetration across these non-construction markets.
North America
In North America, our industry is undergoing a structural change, with a continuing shift from ownership to rental, driven by, among other things, significant cost inflation associated with the replacement of equipment, technical changes to equipment requirements, and health, safety and environmental issues, which make equipment rental more economical, easier and safer than ownership in many cases. With equipment rental becoming increasingly essential for customer success, we believe that this benefits larger, more experienced, and more capable rental companies that can position themselves to serve as partners for their customers, deliver more complex solutions, and capitalize on the growing market. While growth used to be a factor of fleet size, we believe that the equipment rental industry has matured from equipment providers into business service providers, where pricing progression will become fundamental to our operations, as we add greater value to our customers through the services and industry solutions we provide.
Supported by these trends, we believe that we have entered a period of moderate growth in North America. According to a study by S&P Global Market Intelligence published in May 2026, rental industry revenue in the United States is expected to grow 4% in 2026, 4% in 2027 and 4% in 2028 (compared to 13% in 2023, 8% in 2024 and 4% in 2025) and rental industry revenue in Canada is expected to grow 5% in 2026, 6% in 2027 and 5% in 2028 (compared to 4% in 2023, 6% in 2024 and 4% in 2025).
In May 2026, the Dodge Construction Network reported continued strength in construction starts in our U.S. end markets, with the outlook for the construction market being underpinned primarily by a surge in data center planning. Mega projects (with a construction value of over $400 million) made up an increasing part of recent years’ construction start values and project activity continues to be robust, particularly in the data center space, with the total pipeline of mega projects starts projected to grow from approximately $765 billion in 2023 through 2025 to more than $1.5 trillion in 2026 through 2028, based on projects currently in planning. Projects of this scale and sophistication require suppliers with comparable scales, but also the expertise, experience, breadth of product and services, and financial strength to meet the needs of the customer, and is therefore a portion of the market where we believe we benefit from our scale and differentiated product and service offering.

At the same time, the local commercial construction market is weaker than in recent years, as the prolonged higher interest rate environment has weighed on local and regional developers. This predominantly impacts some of the small-, mid- and regional-sized projects, which are an important segment of our customer base. However, the increased activity in mega projects and broader non-construction markets helped offset the weaker local non-construction activity in the fiscal year ended April 30, 2026.
Canada also remains a growing market for us, with the overall rental market estimated to be less than a tenth of the size of the U.S. market. However, as in the United States, the Canadian market has experienced structural growth, as more types of equipment are rented for different applications, and we therefore expect similar trends in Canada.
While rental still only makes up around 55% to 60% of the North American market, this is a broad average, with penetration levels for smaller general tools, such as floor scrubbers, typically being significantly lower than the penetration levels for larger equipment, such as large aerial equipment, and we see potential for market penetration for rental equipment to reach well over 60% in North America in the medium to long term.
Market share
We believe that we are the second largest rental equipment company in North America in terms of revenue, with an estimated market share of 11%. The graph below sets out our estimated market share in North America as of December 2025.
Source: Management estimate based on public filings
Our market share estimates are based on the American Rental Association’s definition of the rental market as of May 2026, which incorporates a broad range of equipment, much of which is used in non-construction applications across a wide range of end markets. These markets include facility maintenance, repair and operation across the geographic markets we serve, characterized by square footage under roof. In the United States, there are more than 100 billion square feet under roof, where we believe there is significant opportunity for further rental penetration.
As illustrated above, the three largest players in the North American market represent approximately 31% of the market in aggregate, with the remainder of the market being made up of small local independent rental shops. For example, in the United States, it is estimated that over 40% of the market is represented by rental companies with five or fewer locations. A large part of our market share gain comes from these small independents when we set up new stores or acquire them, and we believe that there is room for further consolidation in the North American market.
As the overall North American rental market grows, we believe that we are well-positioned to increase our market share by continuing to broaden our end markets and the range of our equipment, particularly within our North America – Specialty segment, as well as through bolt-on and greenfield investments.

United Kingdom
The U.K. market is more mature, competitive and fragmented than the North American market. While overall market conditions remain subdued in the United Kingdom, we continue to see significant opportunities in both construction and non-construction markets. In recent years we have experienced market share gains, particularly in infrastructure and industrial projects, as well as increasing progress into areas such as facility maintenance.
Market share
We believe that we are the largest equipment rental company in the United Kingdom in terms of revenue, with an estimated 10% market share. The graph below sets out our estimated market share in the United Kingdom as of December 2025.
Source: Management estimate based on public filings
A consistent area of focus to improve our U.K. business has been on advancing rental rates by adding value to our customers through the services and industry solutions we provide, as well as improving operational efficiency. We believe that we continue to be well-positioned in the market with our strong customer service, broad based fleet and a strong balance sheet. We further believe that we have enhanced our market position through simplifying our go-to-market message and leveraging the cross-selling opportunities provided by our broad product offering and Specialty business.
Product and Service Offering
We create value through the short-term rental of equipment that is used for a wide variety of applications and the provision of services and solutions to a diverse customer base through a broad platform across North America and the United Kingdom. We aim to offer a full-service solution for our customers in all scenarios, from a single rental to a long-term turnkey solution requiring technical expertise and engineered design.
Equipment Fleet Rental
Our equipment is applicable to broad and diverse end markets, with individual products having many different applications. Our rental equipment fleet comprises an extensive range of construction, industrial and general equipment designed to meet broad, general-purpose job site needs, such as mobile elevating work platforms, skid steers, forklifts, excavators, lighting equipment and small general tools. This core equipment range is complemented by Specialty business lines, including power and HVAC, climate control, scaffold services, flooring solutions, pump solutions, trench safety, industrial tool, film and television, temporary structures, ground protection, temporary fencing, and temporary walls.
Across our rental fleet, we generally carry equipment from one or two suppliers in each product range and limit the number of model types of each product. The size, age and mix of our rental fleet is driven by the needs of our customers, market conditions and overall demand. The average age of our serialized rental equipment, which constitutes the substantial majority of our fleet, as of April 30, 2026, was approximately 53 months, weighted on an original cost basis.

We strive to offer the widest variety of specialized and non-specialized equipment in the industry and believe that our rental fleet is one of the most extensive fleets in North America and the United Kingdom.
North America – General Tool
As of April 30, 2026, the original cost of our North America – General Tool fleet was $12,946 million and the average age of the fleet was approximately 51 months, weighted on an original cost basis. The table below sets out the composition of our North America – General Tool rental fleet as of the same date, by major category based on original cost.

North America – General Tool fleet breakdown	% of gross fleet	Original cost ($ in millions)
Mobile elevating work platforms	39%	$5,026
Forklifts	25%	3,241
Earth moving	17%	2,217
Other	19%	2,462
Total	100%	$12,946
North America – Specialty
As of April 30, 2026, the original cost of our North America – Specialty fleet was $4,828 million and the average age of the fleet was approximately 56 months, weighted on an original cost basis. The table below sets out the composition of our North America – Specialty rental fleet as of the same date, by major category based on original cost.

North America – Specialty fleet breakdown	% of gross fleet	Original cost ($ in millions)
Power & HVAC	43%	$2,053
Scaffold	8%	374
Pump	5%	256
Film & TV	4%	203
Climate control	2%	80
Other	38%	1,862
Total	100%	$4,828
United Kingdom
As of April 30, 2026, the original cost of our U.K. fleet was $1,457 million and the average age of the fleet was approximately 57 months, weighted on an original cost basis. The table below sets out the composition of Sunbelt Rentals U.K.’s rental fleet as of the same date, by major category based on original cost.

Sunbelt Rentals U.K. fleet breakdown	% of gross fleet	Original cost ($ in millions)
Accommodation	16%	$231
Panels, fencing and barriers	11%	166
Film & TV	10%	142
Mobile elevating work platforms	10%	140
Forklifts	9%	125
Earth moving	8%	122
Other	36%	531
Total	100%	$1,457
Equipment Sales
In addition to our rental business, we also routinely sell our used rental equipment on the secondary market to manage repair and maintenance costs, as well as the composition, age and size of our fleet. We utilize various channels to sell our used equipment, including retail sales to customers and other third parties through brokered sales and auctions, and directly back to manufacturers. We also sell used equipment through our website.
We also generate revenue from the sale of new equipment, merchandise and consumables. The types of new equipment that we sell vary by location and include a variety of tools and supplies, small equipment, safety supplies and consumables.
During the fiscal year ended April 30, 2026, 93% of our total revenue was derived from equipment rentals, with the remaining coming from sales of used rental equipment (4%) and sales of new equipment, merchandise and consumables (3%).
Customers
Our customers range in size and scale from multinational businesses to well-established local contractors and individual do-it-yourselfers, and include construction and industrial customers, service, repair and facility management businesses, emergency response organizations, event organizers, as well as government entities, such as municipalities and specialist contractors.
A large portion of our customer base comes from the commercial construction and industrial sectors. Commercial construction rentals are intended primarily to support contractors conducting new-build and repair and renovation work who rent a wide range of equipment, from power tools to backhoes. Industrial rentals support businesses conducting routine plant maintenance, as well as special projects that require welding equipment, power washing equipment, forklifts and other material handling equipment.
The nature of our business consists of a high number of relatively small transactions. As an example, in the fiscal year ended April 30, 2026, we served approximately 800,000 customers in the United States who generated an average equipment rental revenue of approximately $11,200. However, this average reflects a broad and diverse customer base, which includes our smallest customers, who transact with a single line of business, compared to our largest, who transact across most of our services. During the fiscal year ended April 30, 2026, our top ten customers accounted for less than 10% of our total revenue and no single customer accounted for more than 1% of our total revenues.
Suppliers
We purchase equipment from vendors with superior reputations for product quality and reliability and maintain close relationships with these vendors to ensure excellent after-purchase service and support.
In North America, the five largest equipment manufacturers from which Sunbelt Rentals purchases equipment, in terms of original cost of purchases, are Avtron Power Solutions, Bobcat, JCB, JLG, and MEC. These suppliers accounted for 42% of our North American capital expenditure on rental equipment in the fiscal year ended April 30, 2026.
Sunbelt Rentals U.K. has continued to rationalize the number of suppliers from which it purchases new equipment. The five largest equipment manufacturers from which Sunbelt Rentals U.K. purchases equipment, in terms of original cost of purchases, are Dingli Machinery, Energy Solutions U.K., Greenshields JCB, LCA, and Press Metal. These suppliers accounted for 28% of Sunbelt Rentals U.K.’s capital expenditures on rental equipment in the fiscal year ended April 30, 2026.
We believe that Sunbelt Rentals has sufficient alternative sources of supply for the equipment we purchase in each of our product categories in each geography in which we operate.
Sales and Marketing
We have dedicated sales forces focused on establishing and expanding our national, regional and local equipment customers in various sectors. In addition, in both North America and the United Kingdom, we have dedicated national account sales forces focused on building and reinforcing relationships with our larger customers, particularly those with a national or multi-regional presence. Our sales force is further broken down into smaller product-focused sales representative teams, which enhances the development of technical expertise.
In addition to the efforts of our sales force, we market our business through digital media (including organic and paid search), as well as traditional outlets, such as direct mail campaigns, print advertising, telemarketing and industry trade publications.

Maintenance and Service
Rental equipment requires regular maintenance and service, with maintenance and repair costs amounting to $644 million in the fiscal year ended April 30, 2026 and $571 million in the fiscal year ended April 30, 2025. The vast majority of our maintenance and service work is carried out locally by our Sunbelt Rentals technicians.
Costs related to maintenance and repairs, as well as the risk of equipment being out of service, typically increases as our rental equipment ages (see “—Product and Service Offering—Equipment Fleet Rental” above for further details on our fleet).
Information Technology
We believe that investing in technology is important for our continued growth and contributes to our competitive advantage in the industry.
North America
Our digital ecosystem in North America is Sunbelt Edge™, our proprietary next-generation technology platform that connects our customer-facing digital experiences with our operational, fleet and financial systems. Sunbelt Edge™ builds on more than 25 years of RentalIQ data and is designed to drive superior customer service, asset productivity and operational efficiency at scale.
Our online Command Center platform, including our mobile app, has evolved into an operational cockpit for our customers, with embedded telematics and operational intelligence. Customers can track what equipment they have on rent, order new items from the available range, view recent rentals, request service or pick-up, extend contracts and locate stores. Through our integration with Connected Solutions, Command Center now also surfaces real-time asset locations and utilization, machine health, diagnostic alerts, and live job site-level visibility with geo-fencing and location-based alerts. Our sales representatives have access to this same information, together with our Customer 360 CRM, which provides visibility into equipment availability, customer contacts, preferences and potential needs.
Our customer website, SBR.com, is the primary digital storefront for Sunbelt Rentals in North America, providing a unified self-service experience across browsing, quoting, reservation, delivery tracking and payment. Recent enhancements include an improved quote-to-reservation conversion funnel, end-to-end delivery tracking across the United States and Canada, and expanded digital payment options. Our Procure-to-Pay capability integrates with strategic customers' procurement systems to improve quote accuracy, purchase order visibility, invoicing efficiency and speed of payment, while EZ Pay, our digital payment platform, supports broader digital engagement and improves cash collection efficiency. We also capture customer experience data across six key touchpoints in the rental journey through our Customer Obsession survey program.
Connected Worksite, part of our Connected Solutions offering, is our unique and integrated solution tailored for megaprojects and large job sites. It provides customers and our team members with a unified, real-time view and control of job site activity, including managed access control to the job site, video and IoT-based surveillance and alerts, equipment operating access control (governing who can operate which assets and when), and real-time visibility into asset location, utilization and geo-fencing.
Our Vehicle Delivery Optimization System 4.0 (“VDOS 4.0”), is a machine learning-powered logistics platform used by dispatchers to manage deliveries and collections of equipment at job sites and to schedule drivers for these services. VDOS 4.0 optimizes dispatch decisions by evaluating demand, capacity, proximity, timing, equipment specifications, and hours of service requirements, creating automated workflows connected to our point-of-sale and logistics systems. Drivers access VDOS 4.0 on their mobile phones, improving equipment availability, utilization, efficiency and the user experience. VDOS 4.0 underpins our Market Logistics Operations (“MLO”) model, which was live in 30 of our top 50 North American markets as of April 30, 2026.
Our Service 360 platform, launched in fiscal year 2026, is used by service leaders and technicians to manage shop operations and technician workflows. Service 360 provides technician optimization and prioritization, AI powered prescriptive and guided repair workflows informed by historical failure and repair data, and failure prevention alerts that surface root cause and step-by-step corrective actions. Service 360 integrates with our fleet telematics and logistics systems, supporting our Market Service Operations (“MSO”) model by orchestrating technician capacity at the market level rather than at the individual store level.
Sunbelt Edge™ has been designed to integrate with our partners' and customers' procurement and operating systems, enabling order capture, data exchange and reporting. There is a significant amount of data behind each of these applications, which we reference to make efficiency gains, deliver improvements in procurement, service operations, logistics and our management of resources, add depth to our growth strategy and provide more accurate strategic forecasts.
United Kingdom
Similar to Sunbelt Rentals in North America, Sunbelt Rentals U.K. has a range of technology-based tools to enhance the customer experience and to deliver operational efficiencies. Sunbelt Rentals U.K. offers its customers an interactive website where customers can find their nearest Sunbelt Rentals U.K. store and browse Sunbelt Rentals U.K.’s range of rental equipment. In addition, Sunbelt Rentals U.K. also operates a customer extranet where customers can access their accounts online at any time and tailor the presentation according to their preferences. Sunbelt Rentals U.K. utilizes a sophisticated point-of-sale invoicing and asset control computer system that links all Sunbelt Rentals U.K. stores and allows Sunbelt Rentals U.K. staff to manage and control the rental fleet effectively.
These tools are supported by Sunbelt Rentals U.K.’s Logistic tool, which provides customers with real-time delivery tracking through text message and app, contactless and paperless delivery and the ability to off-hire in the same manner, providing customers with instant visibility of products on hire. Logistic is also used internally to create operational efficiencies, for example, through providing visibility of our vehicle fleet to maximize utilization and create the most efficient delivery routes for drivers.
Health and Safety
Health and safety is fundamental to our operations and a primary business goal. We are committed to the following basic principles across all of our operations:
•strict adherence to occupational health and safety legislation;
•continuous identification and assessment of occupational risks and adoption of measures to control and mitigate them;
•establishment of quantitative and qualitative targets and close monitoring of the Total Recordable Incident Rate, as well as other leading and lagging indicators relevant to our operations;
•continuous provision of information and training to personnel, business partners and customers to ensure competency, equipment quality and safe working practices; and
•maintenance of suitable emergency preparedness plans.
Being a responsible business also means sharing and promoting our safety culture with our customers and suppliers whenever possible. We have the highest safety expectations for all of our equipment suppliers. Our program for recording “near misses” is an important tool we use to deliver feedback to, and collaborate with, our suppliers and original equipment manufacturers (“OEMs”). For example, if we identify heightened risk in a particular asset, we work with OEMs to repair or innovate their equipment.
Being an intermediary between customers and suppliers means we can influence and innovate in both directions. For our customers, we have dedicated equipment trainers and offer customized training programs to meet their needs. We work with customers’ safety teams to develop customized training courses, sometimes for a specific job site, and participate in training days for major customers, demonstrating safe use of equipment and running training seminars. This is in addition to the routine safety briefings that accompany equipment rental. As of April 30, 2026, we offered dedicated full-time safety trainers for our customers in 104 markets across North America and maintained 30 training centers in the United Kingdom.
Safety on the road for our drivers and other road users is also paramount to our business. We make use of technology in our driver safety program, such as on-board telematics, to help us prevent unsafe behaviors on the road, and dash cameras, enabling real-time feedback on behaviors that could lead to vehicle incidents (collectively known as our Road Intelligence Transportation Assistant or RITA). As of April 30, 2026, over 97% of our vehicle fleet in North America was equipped with telematics and approximately 95% was equipped with cameras. We also utilize a system of “driver profiles” – a risk assessment tool that uses five data sources: driver’s license records, telematics events, RITA behaviors, preventable collisions and Department of Transportation records, to create safety scores for team members. The goal of the driver safety program is to assess driving behaviors and provide training and support to our drivers and reduce on-road risk.
Environmental and Other Regulatory Matters
Our operations are subject to numerous international, national, state and local laws and regulations, including those governing environmental protection and occupational health and safety matters. These laws regulate matters such as wastewater, storm water, solid and hazardous wastes and materials and air quality. Under these laws, we may be liable for, among other things, the cost of investigating and remediating contamination at our sites, as well as sites to which we send hazardous wastes for disposal or treatment, regardless of fault, and also fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above ground storage tanks located at certain of our locations.
We continuously monitor current and emerging regulations to ensure that our policies and practices remain appropriate, including that our rental and vehicle fleet is compliant with engine emission standards, such as the Californian Air Emissions Standards or the London Ultra-low Emission Zone requirements. We believe that environmental regulations will continue to increase over time and the potential for government-imposed restrictions on greenhouse gas emissions, through carbon taxes and import carbon pricing mechanisms, could lead to higher operating and capital costs for our business in the future. However, since these costs are associated with the use of an asset, whether it is owned or rented, we expect them to be borne by the user of the asset and hence, in the case of rentals, be reflected in increased rental rates. The increasing level and pace of regulatory requirements also make it more burdensome for customers to maintain compliance. As such, it will be more efficient for many customers to rent rather than buy a new asset, providing an additional impetus to the structural shift across our industry from ownership to rental. We therefore believe that an increase in these types of regulations will ultimately contribute to a larger rental market, from which we are well-positioned to benefit.
Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost. For more information about the regulatory risks we face, and how, if realized, those risks are reasonably likely to materially affect us, see the risk factor entitled “We could be adversely affected by environmental and safety requirements, which could force us to incur significant capital and other operational costs and subject us to reputational damage, fines or other penalties for non-compliance” under Item 1A “Risk Factors.”
Intellectual Property
We own intellectual property, including trademarks, copyrights and trade secrets, that plays an important role in maintaining our competitive position. While no single copyright or trade secret is, in our opinion, of such value to us that our business would be materially affected by the expiration or termination thereof, taken in the aggregate, these intellectual property rights provide meaningful protection for our business. However, we view the trade name “Sunbelt Rentals” as material to our business as a whole. We own a number of secondary trade names and trademarks applicable to certain aspects of our business that we also view as important.
Competition
The equipment rental industry in both North America and the United Kingdom is highly fragmented and competitive. Our competitors include large companies, regional competitors, small independent businesses and equipment vendors and dealers.
In North America, our largest national competitors include United Rentals, Herc Rentals and EquipmentShare. The U.K. equipment rental market is much more mature than the North American market, but still fragmented. Our largest competitors in the U.K. market are Speedy Hire, HSS ProService and Vp.
Employees
As of April 30, 2026, our worldwide workforce consisted of 25,751 full-time and 265 part-time employees, of which 21,826 were located in North America and 4,190 were located in the United Kingdom. Approximately 7% of our employees in North America are members of the laborers’, teamsters’ or operating engineers’ unions. We believe that, overall, our relations with our employees are good. Staff costs remain our largest individual cost and amounted to $2,616 million in the fiscal year ended April 30, 2026 and $2,417 million in the fiscal year ended April 30, 2025.
As of April 30, 2026, approximately 98%, 92% and 96% of our qualified employees in the United States, Canada and the United Kingdom, respectively, were enrolled in a retirement plan. See Note 16, Retirement Benefits Plans in Part II, Item 8 “Financial Statements and Supplementary Data” of this report for further information on our retirement plans.
Recruiting and retaining the best talent is critical for supporting our growth plans. Our people strategy is focused on accurate recruitment, which means finding the right people for the right openings and accurately communicating to candidates what the job entails and the benefits of working for Sunbelt Rentals. Once onboarded, our investments in safety and well-being, personal and professional growth, compensation and reward structure and inclusion are important retention enablers. Some of our key initiatives include:
•providing well-structured and competitive reward and benefit packages that ensure our ability to attract and retain the employees we need;
•ensuring that our employees have the right working environment and equipment to enable them to do the best job possible and maximize their satisfaction at work;
•investing in training and career development for our employees to support them in their careers; and
•ensuring that succession plans are in place and reviewed regularly to meet the ongoing needs of our business.
Properties
Our principal executive office is located in Fort Mill, South Carolina and is Company owned. In addition, we lease office buildings in London, England and Warrington, England. The principal executive office of Ashtead prior to the Redomiciliation was located in London, England.
As of April 30, 2026, we operated 1,611 stores across North America and the United Kingdom. We own 105 properties in North America and lease the remaining locations. We own 30 properties in the United Kingdom and hold a leasehold interest in the remaining locations. Each of our store locations typically includes offices for sales, administration and management, a customer showroom displaying rental equipment, an equipment service area, office accommodation and outdoor and indoor storage facilities for equipment. Each location offers a range of rental equipment dependent on the specializations of the store(s) based at the location. As of April 30, 2026, we operated 814 North America – General Tool stores, 614 North America – Specialty stores and 183 United Kingdom stores.
We do not consider any specific leased location to be material to our operations.
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
Available Information
Our website is located at www.sunbeltrentals.com and our investor relations website is located at www.ir.sunbeltrentals.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our investor relations website as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The information contained on, or accessible through, our websites does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.    Risk Factors.
An investment in our securities involves risk. You should carefully consider the following risks, together with other information provided to you in this report, in deciding whether to invest in our securities. If any of the events or developments described in the risk factors below actually occur, individually or together, our business, financial condition and results of operations could be materially adversely affected. Additional risks not currently known to us or that we now deem immaterial may also have a material adverse effect on our business, financial condition and results of operations. In such a case, you may lose all or part of your investment.
The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. For more information, see “Special Note Regarding Forward-Looking Statements.”
Risk Factors Summary
•Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or the prices we can charge.
•Our revenue and operating results have historically varied from period to period, and any unexpected periods of weakness could result in an overall decline in our available cash flows.
•Our industry is cyclical in nature. An economic slowdown or decrease in general economic activity could cause weakness in our end markets and have adverse effects on our revenue and operating results.
•Our business, operating results, and cash flows may be adversely impacted by a rising rate of inflation.
•Challenging economic conditions and the occurrence of unforeseen or catastrophic events have in the past adversely impacted, and may in the future adversely impact, us, our customers or our suppliers and, in turn, adversely affect our business, results of operations and financial condition.
•Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
•If we are unable to collect for services provided to our customers, our operating results would be adversely affected.
•We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.
•Our rental operations subject us to risks including increased maintenance costs, as our rental equipment ages, and the costs of any required replacement equipment.
•Our rental fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.
•Operational and reputational risks associated with equipment failures and high-profile and mega projects could adversely affect our business.
•We have been and may in the future be involved in legal proceedings in the ordinary course of our business, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely impact our business, financial condition, results of operations and cash flows.
•The nature of our business exposes us to various liability claims which may exceed the level of our insurance.
•We may not be able to successfully implement our growth strategy on a timely basis or at all.
•Acquisitions that we have made in the past or may make in the future involve certain risks.
•We could be adversely affected by environmental and safety requirements, which could force us to incur significant capital and other operational costs and subject us to reputational damage, fines or other penalties for non-compliance.
•We are subject to the laws and regulations of numerous national, state, provincial, regional and local jurisdictions, including various requirements relating to our status as a government contractor. Changes in applicable laws, regulations or requirements, or our material failure to comply with any of them, could increase our costs and have other negative impacts on our business.
•Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, and/or economic sanctions could result in us becoming subject to fines or penalties.
•Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers and lead to higher labor costs.

•Currency and interest rate fluctuations may have a material impact on our business, financial condition and results of operations.
•If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
•Turnover of members of our management and staff and any inability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.
•Our business could be negatively affected if we are unable to obtain debt or equity capital as required, resulting in a decrease in our revenue and cash flows.
•Changes in accounting standards or subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our presentation and measurement of our financial results or financial condition.
•Our substantial debt could adversely affect our financial health.
•The restrictive covenants associated with our debt may limit our ability to operate our business and could prohibit us from pursuing opportunities which would be beneficial to our stockholders.
•We may fail to respond adequately to changes in technology and customer demands.
•Disruptions in our or our third-party vendors’ information technology systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system.
•Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
•Climate change and legal or regulatory responses thereto may have a long-term negative impact on our business and results of operations.
•Regulators’ and stakeholders’ requirements and expectations on social and sustainability-related topics continue to evolve, and our ability to meet these requirements and expectations may have a material adverse impact on our results of operations.
•The impacts of a global pandemic and similar health concerns could have a significant impact on worldwide economic conditions and a material adverse effect on our operations and financial results.
•If we fail to maintain an effective system of internal controls, or if we identify additional material weaknesses in the future, we may not be able to accurately report our financial results or prevent fraud and, as a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and may cause other increases in operating costs.
•We may not realize all of the benefits of the Redomiciliation and U.S. Listing, or such benefits may take longer than anticipated or may be lower than estimated.
Risks Related to Our Business
Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or the prices we can charge.
The equipment rental industry is highly competitive and fragmented. Many of the markets in which we operate are served by numerous competitors, including multinational equipment rental companies (like ourselves), smaller multi-regional companies and small, independent businesses with a limited number of locations. We believe that we have an 11% market share in North America and a 10% market share in the United Kingdom; as such, we have significant competition in each market in which we operate, with the U.K. rental market being comparatively more saturated with competitors than the North American market. We may encounter increased competition from existing competitors or new market entrants in the future, particularly in North America. Competitive pressures have in the past adversely affected, and could again in the future adversely affect, our revenues and operating results by, among other things, decreasing our rental volumes, depressing prices that we can charge or increasing our costs to retain our employees.
Our revenue and operating results have historically varied from period to period, and any unexpected periods of weakness could result in an overall decline in our available cash flows.
Our revenue and operating results have historically varied from period to period and may continue to do so. Certain of the factors which may cause our revenue and operating results to vary include:
•seasonal rental patterns, with rental activity tending to be lowest in the winter;

•the timing of our expenditures for new equipment and the disposal of used equipment;
•changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition, project delays or other factors;
•fluctuations in exchange rates or fuel costs;
•general economic conditions in the markets where we operate;
•the cyclical nature of our customers’ businesses, particularly those operating in the commercial construction and industrial sectors;
•commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers, which can result in increased equipment costs for us that we may not be able to pass through to our customers as price increases;
•cost increases as a result of inflation;
•other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;
•labor shortages, work stoppages or other labor difficulties;
•potential enactment of new legislation affecting our operations or labor relations;
•timing of acquisitions and new location openings and related costs;
•possible unrecorded liabilities of acquired companies and difficulties associated with integrating acquired companies into our existing operations;
•our effectiveness in integrating acquired businesses and new locations;
•the impact and effects of public health crises, pandemics and epidemics;
•supply chain or other disruptions that impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all;
•increases in interest rates or the aggregate principal amount of our outstanding indebtedness, and related increases in our interest expense and our debt service obligations; and
•possible write-offs or exceptional charges due to changes in applicable accounting standards, store reorganizations, obsolete or damaged equipment or the refinancing of our existing debt.
One or a number of these factors, in addition to other factors, including those discussed above under “Special Note Regarding Forward-Looking Statements”, could cause a decrease in the amount of our available cash flows.
Our industry is cyclical in nature. An economic slowdown or decrease in general economic activity could cause weakness in our end markets and have adverse effects on our revenue and operating results.
A large portion of our customer base comes from the commercial construction and industrial sectors, which are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which tends to increase in line with GDP growth and decline during an economic downturn. In the past, weakness in our end markets has led to a decrease in the demand for our equipment. Such decreases adversely affected our operating results by causing our revenues to decline and, because certain of our costs are fixed, reducing our operating margins. A worsening of economic conditions, in particular with respect to our customers’ construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results, the effect of which could be exacerbated due to end-market concentration. See also “—Challenging economic conditions and the occurrence of unforeseen or catastrophic events have in the past adversely impacted, and may in the future adversely impact, us, our customers or our suppliers and, in turn, adversely affect our business, results of operations and financial condition” below.
Our business, operating results, and cash flows may be adversely impacted by a rising rate of inflation.
While inflation rates moderated beginning in 2024, contributing to easing of monetary policies by major central banks, we have been, and may continue to be, impacted by heightened inflationary pressures. There continues to be uncertainty in financial markets, including as a result of geopolitical events. Central banks in various countries may raise interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures. Higher interest rates for a sustained period could also result in an economic slowdown. In addition, in recent years there have been significant inflationary trends in the cost of equipment, labor, freight costs, fuel costs and other expenses. These inflationary pressures could affect wages, the cost and availability of equipment from suppliers, the price of other products and services procured, our gross margins and our operating profit. Elevated levels of inflation may further exacerbate risks related to our suppliers’ ability to source and provide equipment, which may adversely impact our ability to meet customer demand, our customers’ ability and willingness to pursue construction projects, as well as our ability to attract, motivate and retain key personnel. If we are unable to manage the effects of inflation successfully, our business, operating results, cash flows and financial condition may be adversely affected.
Challenging economic conditions and the occurrence of unforeseen or catastrophic events have in the past adversely impacted, and may in the future adversely impact, us, our customers or our suppliers and, in turn, adversely affect our business, results of operations and financial condition.
Our business has in the recent past been adversely affected by challenging economic conditions in the United States and globally, and may in the future be adversely affected by such conditions, including as a result of unforeseen or catastrophic events, such as public health crises and epidemics (or concerns over the possibility of such a health crisis or epidemic), natural disasters, a prolonged shutdown of the U.S. government, terrorism, war or other geopolitical conflicts, such as the ongoing conflicts in Ukraine and the Middle East and surrounding areas.
The following factors, among others, could adversely impact us, our customers or our suppliers and, in turn, adversely affect our business, results of operations and financial condition:
•instability in macroeconomic conditions;
•a decrease in expected levels of infrastructure spending;
•a lack of availability of credit;
•the imposition of tariffs, sanctions or other measures that create barriers to, or increase the costs associated with, international trade;
•inflation; and
•an increase in interest rates.
These factors have in the past resulted in, and could in the future result in, among other things, weakness in our end-markets, reduced customer demand for equipment rentals, excess fleet in the equipment rental industry, reduced availability and productivity of our employees, supply chain disruptions, increased costs (including the costs of construction materials), delayed payments from our customers and uncollectible accounts, impacts to previously announced strategic plans or impacts to our ability to raise capital on terms favorable to us, or at all.
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products that are relevant to our business. For example, in early 2025, the U.S. government began broadly increasing tariff rates by applying a variety of baseline, reciprocal, sectoral and country-specific tariffs on imports. The duration and extent of such tariffs, including the availability of certain exemptions on some products, continue to evolve. Other countries have announced retaliatory actions or plans for retaliatory actions. These actions have caused substantial uncertainty and volatility in financial markets and may result in additional retaliatory measures or costs on U.S. goods. We cannot predict what additional changes to trade policy will be made by the presidential administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. However, such changes in U.S. trade policies, if implemented, could increase our costs and adversely impact our business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in adverse reactions from U.S. trading partners, including the imposition of their own tariffs and other responsive trade policies.
If we are unable to collect for services provided to our customers, our operating results would be adversely affected.
Equipment rental revenues represented 93% of our total revenues during the fiscal year ended April 30, 2026, and our cash flows depend significantly on our ability to collect on rental agreements with customers. In the construction industry, customers choose to rent equipment rather than purchase for many reasons, including in order to preserve liquidity and deploy their capital elsewhere. However, some of our customers may still face liquidity issues and ultimately may not be able to make the payments owed to us under their rental agreements on time or at all. In recent years, we have also seen construction projects become larger and longer, and “mega projects” (defined internally as projects with a construction value over $400 million) are becoming an increasingly important part of our project portfolio, with the total pipeline of mega projects starts projected to grow from approximately $765 billion in 2023 through 2025 to more than

$1.5 trillion in 2026 through 2028, based on projects currently in planning. While the nature of the risks associated with mega projects (including risk of delays, cost overruns, environmental concerns, labor disputes, and regulatory challenges) are similar to the rest of our business, the related risks are heightened due to the scale of the projects. If we are unable to manage credit risk issues adequately, or if a worsening of economic conditions results in significantly increased delinquencies and credit losses, our operating results would be adversely affected.
We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.
We have achieved significant cost savings by centralizing equipment and non-equipment purchases. However, as a result, we depend on a smaller group of key suppliers. For the fiscal year ended April 30, 2026, we purchased approximately 39% of our rental equipment from our five largest suppliers (JLG, JCB, Bobcat, Avtron and MEC). While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of changes in the economic environment or adverse developments in their respective businesses or industries. Insolvency, financial difficulties or other factors may result in our suppliers being unable to fulfill the terms of their agreements with us, being unable to renew or extend contracts on favorable terms to us or at all, or seeking to renegotiate existing contracts with us. Although we believe that we have sufficient alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows in the event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all. Additionally, if one of these manufacturers shuts down or if two or more of them consolidate operations, this could have a significant effect on supply and pricing of equipment and, consequently, could have a material adverse effect on our business, financial condition and results of operations.
Our rental operations subject us to risks including increased maintenance costs, as our rental equipment ages, and the costs of any required replacement equipment.
As rental equipment ages, maintenance costs increase and eventually equipment needs to be replaced. The cost of new equipment has increased in recent years and may continue to increase in the future due to increased material costs for our suppliers, including due to tariffs on raw materials or other factors beyond our control. Changes in customer demand or the regulatory landscape could cause certain of our existing equipment to become obsolete, requiring us to purchase new equipment at increased costs. Any material increase in our equipment rental or replacement costs could have a material adverse effect on our financial condition, results of operations and cash flows.
Our rental fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.
Once we have ceased renting a certain piece of equipment (on average, after seven to eight years of ownership), we sell it in the second-hand market and receive a portion of the original purchase price in disposal proceeds. The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:
•the market price for comparable new equipment;
•the year that it is sold;
•the supply of similar used equipment on the market;
•the existence and capacities of different disposal channels;
•the age of the equipment, and the amount of usage of such equipment relative to its age and the effectiveness of preventive maintenance, at the time it is sold;
•worldwide and domestic demand for used equipment;
•the effect of advances and changes in technology in new equipment models; and
•general economic conditions.
We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our expectations and/or in lesser quantities than we anticipate could have a negative impact on our financial condition, results of operations and cash flows.

Operational and reputational risks associated with equipment failures and high-profile and mega projects could adversely affect our business.
Our rental equipment is used in a wide range of applications, including critical infrastructure and live events, where even momentary disruptions can have serious consequences for customers and end-users. Such failures may result in reputational damage, especially if they attract negative media attention.
Additionally, our involvement in high-profile, politically sensitive projects and/or large-scale mega projects across North America and the U.K. introduces distinct reputational and operational risks. Projects involving government entities, energy infrastructure, or politically contentious policy areas may be perceived as aligning our business with a particular position on controversial matters, potentially leading to public disapproval, negative media coverage, social media campaigns, and stakeholder scrutiny. Mega projects, due to their complexity and visibility, are prone to delays, cost overruns, environmental concerns, labor disputes, and regulatory challenges. Any association with such issues, even if we are not directly responsible, may negatively impact our reputation and stakeholder trust. The high-profile nature of these projects can amplify reputational consequences and increase exposure to litigation or regulatory inquiry.
In both scenarios, reputational harm may impair our brand image, reduce customer loyalty, and strain relationships with stakeholders. It may also lead to decreased demand for our services and difficulties in attracting and retaining talent. While we strive to operate with integrity and neutrality, we cannot fully control the public perception of the projects we support. Any material harm arising from these risks could significantly impact our business, financial condition, and results of operations.
We have been and may in the future be involved in legal proceedings in the ordinary course of our business, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely impact our business, financial condition, results of operations and cash flows.
We have been and may in the future be involved in legal proceedings that arise from time to time in the ordinary course of our business, including, but not limited to, general liability claims (including personal injury, product liability, and property and automobile claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these litigation matters are resolved on unfavorable terms, or if our estimates regarding legal provisions accounting or our insurance coverage are incorrect. Shareholders are also able to pursue derivative actions on behalf of the Company, for, among other things, alleged breaches of fiduciary duties by our directors and officers. If we face such litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our Common Stock.
Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely impact the business or could result in excessive verdicts. Any such outcome could have an adverse effect on our business, financial condition, results of operations and cash flows. Additionally, involvement in these lawsuits and related inquiries and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and negatively affect our reputation.
The nature of our business exposes us to various liability claims which may exceed the level of our insurance.
In the ordinary course of our business operations, we are exposed to a variety of potential claims. These claims include those relating to personal injuries or property damage arising from: (i) the use and/or operation of our rented or sold equipment, (ii) motor vehicle accidents involving our vehicles and our employees, and (iii) employment-related claims. Currently, we carry a broad range of insurance for the protection of our assets and operations and we also self-insure for certain types of claims. However, such insurance and self-insurance may not fully cover these claims for a number of reasons, including:
•our insurance policies, reflecting a program structure that we believe reflects market conditions for companies of our size, are often subject to significant deductibles or self-insured retentions;
•we do not currently maintain Company-wide stand-alone first party coverage for environmental liability (other than legally required and third-party site pollution coverage), since we believe the cost for such coverage is high relative to the benefit it provides; and
•certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third-party lawsuits, might not be covered by our insurance.

We establish and evaluate our loss reserves on an annual basis to address casualty claims, or portions thereof, not covered by our insurance policies or self-insurance. To the extent that we are subject to a higher frequency of claims, are subject to more serious claims or insurance coverage is not available, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. It is also possible that some or all of the insurance that is currently available to us from third parties will not be available in the future on economically reasonable terms or at all.
We may not be able to successfully implement our growth strategy on a timely basis or at all.
Our future success depends, in large part, on our ability to implement our growth strategy, including expanding our product and service offering and adding more store locations. As part of our current growth strategy, Sunbelt 4.0, we are seeking to expand our General Tool and Specialty businesses and evolve our clustered market approach as we look to increase our fleet density. During Sunbelt 4.0, we aim to add 300 to 400 greenfield locations (defined internally as new locations added to the Group’s store network through organic expansion rather than through acquisition), of which 99 had been added as of April 30, 2026, and we will continue to consider potential bolt-on acquisitions.
Our ability to implement our growth strategy depends on several factors, a number of which are outside our control, and there is no assurance that we will be able to open additional greenfield locations on the scale we envision. For example, delays or failures in finding suitable locations and opening new stores; achieving lower than expected sales in new or existing stores; higher than anticipated store costs; the inability to increase awareness of our brand and product offering in a cost-effective manner, or at all; any failure to achieve targeted results associated with the implementation of operational programs and initiatives, including investments in new technology; or the lack of availability of sufficient funds for expansion (see also “—Acquisitions that we have made in the past or may make in the future involve certain risks” below), could all have an adverse effect on our growth and/or profitability. As a result, we may not open the number of greenfield locations we envision, and such locations, if opened, may not be successful or profitable due to many factors. In addition, while we seek to increase our fleet density in the markets in which we operate, there is a risk that opening further stores in markets where we are already well-established could result in the cannibalization of sales from our existing stores.
Acquisitions that we have made in the past or may make in the future involve certain risks.
We have historically achieved a portion of our growth through acquisitions, and we will continue to consider potential acquisitions on a selective basis. From time to time, we have also approached other public companies or large privately held companies to explore consolidation opportunities, and we have also been approached by other public companies or large privately held companies with respect to strategic transactions.
It is possible that we will not realize the expected benefits from our acquisitions (whether historical or future) or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions involve certain risks, including but not limited to:
•unrecorded or otherwise unknown liabilities of acquired companies, including failures in compliance, that we fail to discover during our due diligence investigations, that are not subject to indemnification or reimbursement by the seller, or that we have otherwise assumed the risk of;
•difficulty in assimilating the operations, information technology and personnel of the acquired companies within our existing operations or in maintaining uniform standards;
•expansion into businesses outside of our core competencies that may not perform as expected or that customers may not value;
•loss of key employees of the acquired companies;
•the failure to achieve anticipated synergies; and
•strains on management and other personnel time and resources to evaluate, negotiate and integrate acquisitions.
Our failure to address these risks or other problems encountered in connection with any past or future acquisitions could cause us to fail to realize the anticipated benefits of the acquisitions over the timeframe we expect, or at all, cause us to incur unanticipated liabilities or harm our existing operations or our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition and cash flows, our ability to introduce new services and products and the market price of our stock.
We would expect to pay for any future acquisitions using cash or equity or through the incurrence of and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing. Each type of financing involves its own risks. Equity financing (including by way of convertible debt) may have a significant dilutive effect on our existing stockholders. Debt financing may create or magnify risks with respect to our leverage and debt service costs and could subject the Company or its subsidiaries to restrictive covenants which limit our operating flexibility or ability to pursue opportunities that would be beneficial to shareholders (see also “—The restrictive covenants associated with our debt may limit our ability to operate our business and could prohibit us from pursuing opportunities which would be beneficial to our stockholders” below). If one or more acquisitions result in our becoming substantially more leveraged on a consolidated basis, our flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. If the goodwill that we record in connection with an acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations. See “—If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results” for more information.
We could be adversely affected by environmental and safety requirements, which could force us to incur significant capital and other operational costs and subject us to reputational damage, fines or other penalties for non-compliance.
Our operations require the handling, use, storage and disposal of certain regulated materials. As a result, we are subject to the requirements of various federal, state, provincial, regional and local laws and regulations in the various countries in which we operate governing protection of the environment and occupational health and safety. These laws and regulations regulate such issues as waste water, storm water, solid and hazardous wastes and materials and air quality. Under these laws, we may be liable for, among other things, the costs of investigating and remediating contamination at our sites, as well as sites to which we sent hazardous wastes for disposal or treatment, regardless of fault, and fines and penalties for non-compliance. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and waste water from equipment washing and store and dispense petroleum products from underground and above ground storage tanks located at certain of our locations.
We may not at all times be in complete compliance with all such requirements. We are subject to potentially significant fines or penalties, as well as reputational damage, if we fail to comply with any of these requirements. We have made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations, and we have purchased insurance to cover certain environmental liabilities. However, the requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. It is possible that these requirements will change or that liabilities that are not covered by our insurance coverage will arise in the future in a manner that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected, depending on the magnitude of the cost. For more information, see “Environmental and Other Regulatory Matters” under Item 1 “Business”.
We are subject to the laws and regulations of numerous national, state, provincial, regional and local jurisdictions, including various requirements relating to our status as a government contractor. Changes in applicable laws, regulations or requirements, or our material failure to comply with any of them, could increase our costs and have other negative impacts on our business.
We operate primarily in the United States, Canada and the United Kingdom and are subject to the laws and regulations of each country, including those specific to government contractors. These laws and regulations address multiple aspects of our operations, such as worker safety, consumer rights, data privacy, environmental protections, employee benefits and labor relations and may also impact other areas of our business, such as pricing. Changes in any laws or regulations, or any material failure to comply with them, may increase our costs, cause reputational damage, require significant management time and attention and otherwise adversely impact our operations.
Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, and/or economic sanctions could result in us becoming subject to fines or penalties.
We are subject to various U.S. federal and foreign laws and regulations regarding anti-corruption, anti-money laundering, and economic sanctions. These include the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, payments, offers, or promises made for the purpose of improperly influencing any act or decision of a foreign official, as well as the U.K. Bribery Act of 2010. We are also subject to economic sanctions and export controls rules and regulations imposed by, among others, the U.S. Department of the Treasury’s Office of Foreign

Assets Control, the U.S. Department of Commerce, other agencies of the U.S. government, HM Treasury and other agencies of the U.K. government, the European Union, and the United Nations. Any expansion, broadened or changed interpretation, variation or addition to these rules and regulations could impose significant compliance costs on us.
We have mechanisms in place to help ensure compliance with applicable anti-corruption, anti-money laundering, and economic sanctions rules and regulations, and applicable self-regulatory industry codes by region that the Company has committed to follow. However, there can be no assurance that our policies and procedures will be followed at all times or will effectively detect and/or prevent violations of these rules and regulations by our employees, consultants, sub-contractors, agents and partners. As a result, in the event of non-compliance, we could be subject to legal proceedings, fines and/or civil or criminal penalties, the disgorgement of profits, damage to our reputation and resulting loss of revenue and profits, which could have a material adverse impact on our business, financial condition and results of operations.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers and lead to higher labor costs.
As of April 30, 2026, approximately 7% of our employees in North America are represented by unions and/or covered by collective bargaining agreements. There can be no assurance that our non-unionized employees in North America, the United Kingdom or elsewhere will not become members of a union and/or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. If we experience a prolonged labor dispute involving a significant number of our employees or garnering significant public attention, our business would be adversely affected. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by our employees, which could adversely affect our ability to service our customers. Actual or threatened labor disputes, or an increase in the number of our employees covered by collective bargaining agreements, may have negative effects on our labor and litigation costs, as well as our productivity and flexibility. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes. See “Employees” under Item 1 “Business.”
Currency and interest rate fluctuations may have a material impact on our business, financial condition and results of operations.
Although our reporting currency is the U.S. dollar, we derived 15% of our revenue for the fiscal year ended April 30, 2026 from companies that have non-U.S. dollar currencies, primarily British pounds and Canadian dollars from our U.K. and Canadian businesses, respectively. Consequently, any change in exchange rates between the U.S. dollar and the pound or the Canadian dollar will affect our consolidated income statement and balance sheet when our results are translated into U.S. dollars for reporting purposes. Thus, fluctuations in the value of the U.S. dollar with respect to the pound or the Canadian dollar may have an impact on our financial condition and results of operations.
We are also exposed to interest rate risk on our floating rate debt under the ABL Facility (as defined below), and fluctuations in interest rates may affect our interest expense under the ABL Facility and any new debt arrangement. We periodically utilize interest rate swap agreements to manage and mitigate our exposure to changes in interest rates. As such, our financial condition and results of operations may be materially adversely affected by increases in interest rates.
For more information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
As of April 30, 2026, we had $3,476 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the value or manner of use of acquired assets, including due to obsolescence, negative industry or economic trends and/or significant underperformance relative to historical or projected operating results. An impairment of our goodwill may have a material adverse effect on our results of operations.
Turnover of members of our management and staff and any inability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.
Our business depends on the quality of, and our ability to retain, our senior management and staff, and competition in our industry and the business world for top management talent is significant. Although we believe we have competitive pay packages, we can provide no assurance that our efforts to attract and retain senior management staff will be successful. In the past, we have experienced volatility in our stock price, and we may experience such volatility again in the future, which may make it more difficult and expensive to recruit and retain employees, particularly senior management, through grants of equity-based awards. This, in turn, could place greater pressure on us to increase the cash component of our compensation packages, which may adversely affect our results of operations. In addition, the loss of services of certain members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and there can be no assurance that we would be able to locate or employ such qualified personnel on terms acceptable to us or at all. In addition, we depend upon the quality of our staff personnel, including drivers, technicians, as well as sales and customer service personnel, who routinely interact with and fulfill the needs of our customers. In recent years, we have seen a shortage of skilled trade workers, with more skilled trade workers retiring than entering the workforce, and a higher number of lateral hires, particularly as non-compete clauses are subject to increasing legal scrutiny in the United States and may not always be enforceable. Although we believe we have established competitive pay and benefit packages, training and career development opportunities, as well as the right working environment for our staff, there is no assurance that we will be able to find staff personnel with the requisite skills and experience or ensure that they stay with us. A significant increase in staff turnover, or an inability to locate and employ skilled staff personnel as our business grows, could negatively affect our business, financial condition, results of operations and cash flows.
Our business could be negatively affected if we are unable to obtain debt or equity capital as required, resulting in a decrease in our revenue and cash flows.
We require capital for, among other purposes, purchasing rental equipment to replace existing equipment that has reached the end of its useful life and for growth resulting from establishing new rental locations or stores, completing acquisitions and repaying existing debt. If the cash that we generate from our business, together with cash that we may borrow under our ABL Facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. If such additional financing is not available to fund our capital requirements, we could suffer a decrease in our revenue and cash flows that would have a material adverse effect on our business. Moreover, if we are required to refinance existing debt at significantly higher interest rates, this could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may be required to:
•reduce or delay capital expenditures;
•limit our growth;
•seek additional debt financing or equity capital;
•forego opportunities, such as the acquisitions of other businesses;
•sell assets; or
•restructure or refinance our debt.
Furthermore, our ability to incur additional debt is and will be subject to, among other things, the indentures governing the Senior Notes (as defined below) and the ABL Facility, including limitations on the amount of indebtedness we may incur. We cannot be certain that any additional financing that we require will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our business could be materially adversely affected. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Changes in accounting standards or subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our presentation and measurement of our financial results or financial condition.
The accounting standards and related accounting pronouncements, implementation guidelines and interpretations that are relevant to our business, such as revenue recognition and net sales, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, tax matters, retirement plans and litigation, are complex, may be subject to change, and require us to make subjective assumptions, estimates and judgments. If these accounting standards or their interpretation change or management’s underlying assumptions and estimates or judgments change, we may be required to significantly change how we measure or report our financial performance or financial condition.
Our substantial debt could adversely affect our financial health.
We have a significant amount of debt and significant debt service obligations. As of April 30, 2026, we had total debt of $7,583 million, represented by $6,162 million in outstanding Senior Notes and $1,421 million (excluding letters of credit totaling $5 million) outstanding under our ABL Facility. The available borrowing amount under the ABL Facility as of such date was $3,302 million. Our substantial debt could have important adverse consequences for us and you as a holder of our Common Stock. For example, our substantial debt may:
•require us to dedicate a large portion of our cash flows from operations to fund payments on our debt, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate needs;
•increase our vulnerability to adverse general economic or industry conditions or cycles;
•limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•limit our ability to raise additional debt or equity capital in the future;
•restrict us from making strategic acquisitions or exploiting business opportunities; and
•could place us at a competitive disadvantage compared to our competitors that have less debt.
Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs.
In addition, our indebtedness pursuant to the ABL Facility bears interest at variable rates that are linked to changing market interest rates, which exposes us to interest rate risk. If interest rates associated with our floating debt rate (e.g., SOFR for U.S. dollar loans, CORRA for Canadian dollar loans and SONIA for British pound loans) increase, our debt service obligations under the ABL Facility will increase, even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing the debt, will correspondingly decrease. Although we from time to time may hedge a portion of our exposure to variable interest rates by entering into interest rate swaps, there can be no assurance that we will put such hedging in place in the future or that such hedging would be effective. As a result, any significant or sustained increase in market interest rates would increase our interest expense and our debt service obligations, thereby adversely affecting our business, results of operations and financial condition.
The restrictive covenants associated with our debt may limit our ability to operate our business and could prohibit us from pursuing opportunities which would be beneficial to our stockholders.
The instruments governing certain of our debt impose significant operating and financial restrictions on us. These restrictions limit, among other things, our ability and the ability of certain of our subsidiaries to:
•incur, assume or guarantee additional debt;
•pay dividends or make distributions on our stock or redeem, repurchase or retire for value our stock or subordinated debt;
•make investments or loans or acquire other entities;
•issue or sell stock of restricted subsidiaries;
•engage in transactions with affiliates;
•create liens on assets;
•sell, assign, lease, consign or otherwise dispose of any assets or property;
•enter into sale and leaseback transactions;
•make payments on subordinated debt or amend or modify the terms of indentures or certain other debt documents;
•in the case of a subsidiary that is not a subsidiary guarantor, guarantee our debt or debt of any other subsidiary;
•enter into new lines of business; and
•sell all or substantially all of our properties and assets or merge or consolidate with or into another company.
The loan and security agreement (as amended from time to time, the “ABL Facility Agreement”) governing our asset-based, non-amortizing, senior secured revolving credit facility (the “ABL Facility”) contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability (taking into account borrowing base amounts in excess of the revolving commitments, subject to certain limitations) falls below 10% of total revolving commitments under the ABL Facility. As of April 30, 2026, the threshold was $475 million and our excess availability under the ABL Facility exceeded this amount.
These restrictions could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business, or otherwise conduct necessary corporate activities. Our failure to comply with these restrictions could lead to a default under the terms of the relevant debt even if we were able to meet the related debt service obligations.
If there were an event of default under the ABL Facility Agreement, the indentures governing the Senior Notes or other debt, the holders of the affected debt could elect to accelerate such debt, declaring all of such debt to be immediately due and payable, which, in turn, could cause much of our other debt to become immediately due and payable. Upon such an event, we might not have sufficient funds available to satisfy such obligations, and we might be unable to obtain sufficient funds from alternative sources on terms favorable to us or at all. If the amounts outstanding under our ABL Facility were accelerated and we could not obtain sufficient funds to satisfy our obligations, our lenders could proceed against our assets and the stock and assets of our subsidiaries that guarantee the ABL Facility and the Senior Notes.
We may fail to respond adequately to changes in technology and customer demands.
In recent years, our industry has been characterized by rapid changes in technology and customer demands, and we have made significant investments in technology to further differentiate our service and capitalize on growth opportunities in the marketplace, including mobile apps and websites where customers can, among other things, manage their accounts and track deliveries, as well as systems and tools aimed to optimize our workflows. Our ability to continually improve our current processes and customer-facing tools in response to changes in technology, including artificial intelligence (“AI”), or changes in customer expectations, is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development or implementation of new technologies. We also may not achieve the benefits that we anticipate from new technologies that we develop or implement. Moreover, the use and implementation of new technology, particularly AI, may also be associated with increasing costs, as new laws and regulations relating to information security and data privacy and protection emerge. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity and cash flows.
Disruptions in our or our third-party vendors’ information technology systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system.
We rely on the continuous and uninterrupted performance of our and our third-party vendors’ information technology systems, including our point-of-sale information technology platforms, to facilitate our ability to monitor and control our assets and operations, adjust to changing market conditions and customer needs, and support our online ordering system. These systems may be subject to interruptions due to technological errors, bugs, defects or vulnerabilities, system capacity constraints, human errors, computer or communications failures, power loss, disruption during upgrades or replacements of software or hardware or integrations of acquired business systems, adverse acts of nature and other unexpected events. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively record, monitor and control our assets and operations, and adjust to changing market conditions in a timely manner. Moreover, because our point-of-sale systems sometimes contain information about individuals and businesses, our failure to appropriately safeguard the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities, leading to lower revenues, increased costs and other material adverse effects on our business and results of operations. Further, a cybersecurity incident could lead to a loss of commercially sensitive data, a loss of data integrity within our systems or a loss of financial assets through fraud. A cyber-attack or serious uncured failure in our systems could result in an inability to deliver service to our customers. Although such disruptions and failures have not been material to date, we cannot guarantee that they will not be material in the future.
The security measures we employ to protect our systems and those employed by our third-party vendors may not detect or prevent all attempts to hack our systems, industrial espionage, man-in-the-middle and denial-of-service attacks, viruses, malicious software, employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired businesses or other attacks, and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we rely on or otherwise maintain, which include cloud-based networks and data center storage. Cyber threats are constantly evolving, especially given the advances in, and the rise in the use of, AI, thereby increasing the difficulty of preventing, detecting and successfully defending against them. While we are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access, we may not be able to anticipate or combat attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or on a timely basis, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and existing or future regulations could result in us being required to disclose information about an incident before it has been mitigated or resolved, or even fully investigated. In addition, we may be required to accelerate disclosure due to contractual obligations with customers and other parties. Certain of our software applications are also hosted by third parties who provide outsourced administrative functions, which may increase the risk of a cybersecurity incident. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured. In addition, as security threats continue to evolve, we may need to invest additional resources to protect the security of our systems or to comply with privacy, data security, cybersecurity and data protection laws applicable to our business.
Failure to comply with data privacy and protection laws and regulations could subject us to legal liability and adversely affect our reputation and our financial performance.
We collect, use, process, and store proprietary information and personal, sensitive, or confidential data relating to our business, customers, and employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard that information, and these laws and regulations continue to evolve. New laws, including in relation to the use of AI, may add a broad array of requirements governing how we handle or use information, increase our compliance obligations and impose new and greater monetary fines for privacy violations. For example, the General Data Protection Regulation (Regulation (EU) 2016/679), as it forms part of the law of the United Kingdom by virtue of the European Union (Withdrawal) Act 2018, imposes stringent data protection requirements and provides for significant penalties. In addition, in the United States, a growing number of states have enacted different laws regarding personal information and privacy that impose significant new requirements on consumer personal information. For example, the California Consumer Privacy Act gives California consumers expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Other countries in which we operate have also proposed or adopted their own data protection legislation. Non-compliance with applicable data privacy and protection laws and regulations, including by third parties on which we rely for our information technology platforms, could lead to lower revenues, increased costs (including fines, which could be significant) and other material adverse effects on our results of operations. Failure to comply with such laws and regulations may also result in government enforcement actions (which could include substantial civil and/or criminal penalties) and private litigation, which could adversely affect our reputation and results of operations. Moreover, an expanding set of AI laws, including the European Union’s AI Act (Regulation (EU) 2024/1689), and emergent U.S. state laws, such as the Colorado Artificial Intelligence Act, will add compliance requirements to the implementation of AI tools that will raise compliance costs and create penalties for nonconformity.
Although we monitor and assess the impact of data privacy and protection laws and regulations, these laws and regulations are broad in scope, complex, and subject to evolving interpretations and increasing enforcement, and may require substantial costs to monitor and implement. Moreover, certain new and existing data privacy laws and regulations diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new and existing data privacy laws and regulations has in the past required, and could in the future require, us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability.

Climate change and legal or regulatory responses thereto may have a long-term negative impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to the concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant change in weather patterns around the globe and increase the frequency and severity of natural disasters. Increased frequency or duration of extreme weather conditions could impact our business and the demand for our equipment and services. In addition, in an effort to combat climate change, our customers may require our rental equipment to meet certain standards for low or zero greenhouse gas emissions. If we are unable to meet such standards and the expectations of our customers, our business and results of operations could be materially adversely affected.
In addition, Congress and other legislative and regulatory authorities in the United States and internationally have considered, and likely will continue to consider, numerous measures related to climate change, greenhouse gas emissions and other laws and regulations affecting our end markets, such as oil, gas and other natural resource extraction. Should such laws and regulations become effective, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be materially adversely affected.
Regulators’ and stakeholders’ requirements and expectations on social and sustainability-related topics continue to evolve, and our ability to meet these requirements and expectations may have a material adverse impact on our results of operations.
Social and sustainability-related topics, such as diversity and climate change, as well as companies’ actions and initiatives on environmental, social and governance (“ESG”) issues, have received significant attention from a wide range of stakeholders. The federal government, state governments and the government of certain other countries and regions have adopted or are considering legislation, regulation or policies on these topics, including in relation to diversity, equity and inclusion programs, the imposition of caps or taxes on greenhouse gas emissions from certain sectors or facility categories, and disclosure of corporate greenhouse gas emissions. In addition, certain investors and other stakeholders have expressed negative sentiments regarding corporate ESG initiatives. Our practices and efforts in these areas may not align with the expectations of all stakeholders, which could negatively affect our relationships with certain stakeholders.
Additionally, we may be subject to emerging and evolving regulatory requirements and frameworks regarding ESG matters, including potential new or revised disclosure rules. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Compliance with such laws, regulations or policies could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. We have mechanisms in place to support compliance with applicable ESG matters and disclosures, as well as applicable self-regulatory industry codes by region that we have committed to follow. In addition, policymakers in some jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Moreover, our customers, stockholders, employees and other stakeholders have diverse expectations, demands and perspectives on these topics, which are continuing to evolve. While we have mechanisms in place to monitor stakeholder expectations and gather stakeholder feedback, we may not be able to meet the diverse expectations and demands of all of our stakeholders, which could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, and subject us to legal and operational risks, any of which could have a material adverse effect on our business.
The impacts of a global pandemic and similar health concerns could have a significant impact on worldwide economic conditions and a material adverse effect on our operations and financial results.
The outbreak of a widespread public health crisis, including an epidemic or pandemic, could result in an economic downturn, affecting the supply and/or demand for our equipment. Any quarantines, labor shortages or other disruptions to us, our suppliers, or our customers would likely adversely impact our sales and operating results. The extent of any additional impact from a pandemic on our operational and financial performance and liquidity will depend on various developments, including the duration and spread of the outbreak, governmental limitations on business operations generally, and the resulting impact on customers, employees, and suppliers, vendors and distribution partners. As we cannot predict the potential future impact of the duration or scope of a global pandemic or similar health concerns, any resulting future financial impact cannot be reasonably estimated. In addition, to the extent that a global pandemic or similar health concerns adversely affect our results of operations or financial condition, it may also heighten the other risks described herein.

We have not yet completed our evaluation of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act. If we fail to maintain an effective system of internal controls, or if we identify additional material weaknesses in the future, we may not be able to accurately report our financial results or prevent fraud and, as a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Stock and may cause other increases in operating costs.
We are not currently required to assess, or report on the effectiveness of, our internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act (“Section 404”). However, subsequent to the issuance of our consolidated financial statements as of and for the six months ended October 31, 2025, management identified an error in the consolidated financial statements as of and for the six months ended October 31, 2025 related to a misclassification of a tranche of $550 million 1.500% senior notes maturing in August 2026 as a non-current liability, which should have been classified as a current liability at October 31, 2025. Management determined that the error, which resulted in the need to restate the consolidated financial statements as of and for the six months ended October 31, 2025 included in the Company's Registration Statement on Form 10, was the result of a material weakness in internal control over financial reporting, as there were not effectively designed controls in place to assess the classification of debt between current and non-current liabilities.
Following the identification of the material weakness and during the quarter ended April 30, 2026, management completed the design and implementation of incremental control activities related to the assessment of the classification of debt between current and non-current liabilities, including reviewing the current and non-current debt balance sheet classification for each debt instrument to evaluate whether amounts due within twelve months of the balance sheet date have been appropriately classified as short-term debt or current maturities of long-term debt. Management completed its testing of the newly designed and implemented control activities and determined that, as of April 30, 2026, the newly designed and implemented control activities have operated effectively for a sufficient period of time to conclude the material weakness has been remediated.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. Any system of internal controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Although the previously identified material weakness has been remediated, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.
As a result of becoming a public reporting company in the United States, we will be required to comply with the internal control evaluation and certification requirements of Section 404 by the conclusion of our fiscal year ending April 30, 2027. We have not yet completed our evaluation as to whether our current internal controls meet the requirements of Section 404. We may not be compliant and may not be able to meet the Section 404 requirements in a timely manner. If it is determined that we are not in compliance with Section 404, we may be required to implement additional new internal control procedures and re-evaluate our financial reporting. We may also experience higher than anticipated operating expenses during the implementation of these changes and thereafter, should we need to hire additional qualified personnel to help us become compliant with Section 404. If we fail, for any reason, to implement these changes effectively or efficiently, such failure could harm our reputation, operations, financial reporting or financial results and could result in our conclusion that our internal controls are not effective.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, together with adequate disclosure controls and procedures. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404, or subsequent testing by our independent registered public accounting firm, as and when required, may reveal additional deficiencies in our internal controls that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
If we identify additional material weaknesses in our internal controls in the future, our ability to meet our reporting obligations and our stock price could be negatively affected. If we cannot conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the NYSE or the SEC or other regulatory authorities.

Risks Related to the Redomiciliation and U.S. Listing
We may not realize all of the benefits of the Redomiciliation and U.S. Listing, or such benefits may take longer than anticipated or may be lower than estimated.
On March 2, 2026, the Company completed its Redomiciliation and U.S. Listing. We believe this enables alignment of the primary listing location of Sunbelt Rentals with the majority of our business activity, leadership team and employee base; increased exposure to U.S. investors; a greater average daily trading volume; improvement of our profile through rebranding as Sunbelt Rentals; simplifying common stock ownership for our employee base of the Company and expanded access to the recruitment and retention of U.S. talent; and potential inclusion in U.S. equity indices. However, the anticipated benefits of the Redomiciliation and U.S. Listing may not be realized fully, or at all, or may take longer to realize than expected. Further, the costs of achieving these benefits may be greater than expected. Any such risks may result in our operating costs being greater than anticipated and may reduce the net benefits of the Redomiciliation and U.S. Listing. In addition, there may be some negative impacts on our business as a result of the Redomiciliation and U.S. Listing, and the value of the Sunbelt Rentals Common Stock may be materially adversely affected.
We have incurred, and will continue to incur, certain costs and expenses relating to the ongoing reporting obligations as a U.S. listed company. These costs and expenses may include tax liabilities for the Company calculated by reference to facts and circumstances that are currently uncertain. Nevertheless, they are not expected to be significant in the context of the anticipated benefits of the Redomiciliation.
Our stockholders’ rights under Delaware law differ from their previous rights under English law. Moreover, the U.K. Takeover Code, which applied to Ashtead, will not apply to any takeover offer for Sunbelt Rentals.
As of the effective date of the Redomiciliation, your rights as a stockholder of Sunbelt Rentals are governed by Delaware law and our Certificate of Incorporation and Amended and Restated Bylaws (the “Bylaws”). Our governing documents and Delaware law contain provisions that differ in certain respects from those in the previously applicable articles of association of Ashtead (the “Ashtead Articles”) and English law and, therefore, some of your rights as a stockholder have changed. For instance, Delaware law provides that a certificate of incorporation may contain a provision eliminating or limiting the personal liability of directors and officers in certain circumstances and, in accordance therewith, under the Certificate of Incorporation, the directors and certain officers will not be personally liable to Sunbelt Rentals or any of its stockholders for monetary damages for breach of fiduciary duty as a director or officer to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). Currently the DGCL does not permit exculpation for: (i) a director or officer for any breach of the director’s or officer’s duty of loyalty to Sunbelt Rentals or its stockholders; (ii) a director or officer for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) a director for unlawful payment of dividends or unlawful stock repurchases or redemptions, as provided under Section 174 of the DGCL; (iv) a director or officer for any transaction from which the director or officer derived an improper personal benefit or (v) an officer in any action by or in the right of the corporation. For a further description of your rights following the Redomiciliation and how they may differ from your current rights, please see “Comparison of Corporate Governance and Stockholder Rights” under Item 11 “Description of Registrant’s Securities to be Registered”. You are encouraged to read each of our Certificate of Incorporation and Bylaws, which are attached hereto as Exhibit 3.1 and Exhibit 3.2.
Moreover, the U.K. Takeover Code, which applied to Ashtead, does not apply to any takeover offer for Sunbelt Rentals due to its incorporation in Delaware, meaning that, following the effectiveness of the Redomiciliation, stockholders of Sunbelt Rentals are no longer afforded the specific protections provided by the U.K. Takeover Code. This includes the requirement for a mandatory cash offer to be made if either:
•a person acquires an interest in shares which, when taken together with the shares in which persons acting in concert with it are interested, increases the percentage of shares carrying voting rights in which it is interested to 30% or more; or
•a person, together with persons acting in concert with it, is interested in shares which in the aggregate carry not less than 30% of the voting rights of a company but does not hold shares carrying more than 50% of such voting rights and such person, or any person acting in concert with it, acquires an interest in any other shares which increases the percentage of shares carrying voting rights in which it is interested.
The price of our Common Stock may be negatively impacted, and stockholders of Sunbelt Rentals may suffer losses, as a result of the different rights afforded to stockholders of Sunbelt Rentals following the Redomiciliation and the loss of the protections provided by the U.K. Takeover Code.

Provisions in our governing documents and under Delaware law could discourage another company from acquiring Sunbelt Rentals and may prevent attempts by Sunbelt Rentals stockholders to replace or remove its current management.
Provisions in our governing documents may discourage, delay or prevent a merger, acquisition or other change in control of Sunbelt Rentals that certain stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their stock. These provisions could also limit the price that investors might be willing to pay in the future for our Common Stock, thereby depressing the market price of our Common Stock. In addition, these provisions may frustrate or prevent any attempts by stockholders of Sunbelt Rentals to replace or remove its current management by making it more difficult for stockholders to replace members of the board of directors (the “Board”). Among other things, these provisions:
•provide the Board the right to issue one or more series of preferred stock of Sunbelt Rentals (“Preferred Stock”) and to determine the price and other terms of such preferred stock, including preferences and voting rights, without stockholder approval;
•authorize a number of shares of Common Stock that are not yet issued, which would allow the Board to issue stock to persons friendly to current management without offering pre-emptive rights to existing stockholders;
•permit the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•prohibit stockholders from taking action by written consent;
•only permit stockholders who collectively own stock representing, in the aggregate, at least 25% of the voting power of the then outstanding shares to call a special meeting;
•do not permit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•provide the Board with the sole authority to determine the number of directors of the Board and to fill vacancies on the Board (whether resulting from an increase in the authorized number of directors or otherwise); and
•establish advance notice and other requirements for nominations of candidates for election to the Board or for proposing matters that can be acted on by stockholders at the annual or special meetings of stockholders.
As a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the DGCL. Section 203 of the DGCL provides (in general) that, unless certain conditions have been met, Sunbelt Rentals may not engage in a business combination with an interested stockholder (generally defined as a stockholder of Sunbelt Rentals, together with his or her affiliates or associates, who owns more than 15% of the voting stock of Sunbelt Rentals) for a period of three years after the time of the transaction in which the person became an interested stockholder. The prohibition on business combinations with interested stockholders does not apply in some cases, including if: (1) the Board, prior to the time of the transaction in which the stockholder became an interested stockholder, approves the business combination or the transaction in which the stockholder becomes an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock (excluding stock owned by certain persons) of Sunbelt Rentals outstanding at the time the transaction commenced; or (3) at or after the time at which the person became an interested stockholder, the Board and the holders of at least two-thirds of the outstanding voting stock not owned by the interested stockholder approve, at an annual or special meeting of stockholders, and not by written consent, the business combination. Any provision of our governing documents or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their Common Stock and affect the price that some investors are willing to pay for the Common Stock.
Our Certificate of Incorporation provides that the Delaware Court of Chancery will be the exclusive forum for substantially all disputes between Sunbelt Rentals and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with Sunbelt Rentals or its directors, officers, employees, agents or stockholders.
Our Certificate of Incorporation provides that, subject to certain exceptions, the Delaware Court of Chancery will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Sunbelt Rentals, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) by, or other wrongdoing by, any of our current or former directors, officers, employees, agents or stockholders to Sunbelt Rentals or the stockholders thereof, (iii) any action asserting a claim against Sunbelt Rentals or any current or former director, officer, employee, agent or stockholder of Sunbelt Rentals arising out of or relating to any provision of the DGCL, our Certificate of Incorporation or Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the Sunbelt Rentals Certificate of Incorporation or the Sunbelt Rentals Bylaws, (v) any action asserting a claim against Sunbelt Rentals or any current or former director, officer, employee, agent or stockholder of Sunbelt Rentals governed by the internal affairs doctrine, (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL or (vii) any action as to which the DGCL confers jurisdiction on the Delaware Court of Chancery. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that, unless Sunbelt Rentals consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against Sunbelt Rentals or any director, officer, employee or agent of Sunbelt Rentals. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder, there is uncertainty as to whether a court would enforce the exclusive forum provision.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Sunbelt Rentals or its directors, officers, employees, agents or stockholders and this limitation may have the effect of discouraging lawsuits or make Sunbelt Rentals securities less attractive to investors. For example, stockholders who bring a claim in the Delaware Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Delaware Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to Sunbelt Rentals than to its stockholders. Further, while the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against Sunbelt Rentals, its directors, officers, employees, agents or stockholders in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive forum provisions in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
Our Certificate of Incorporation provides that any person purchasing or otherwise acquiring or holding any interest in our Common Stock shall be deemed to have notice of and to have consented to the exclusive forum provisions described above. However, these exclusive forum provisions may not apply to suits brought to enforce a duty or liability vested in the exclusive jurisdiction of a court or forum other than the Delaware Court of Chancery, such as those created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.
If the Redomiciliation fails to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code or tax-free exchange within the meaning of Section 351 of the Internal Revenue Code, U.S. Holders (as defined in “Material U.S. Federal Income Tax Considerations—U.S. Holders”) may recognize taxable gain as a result of the Redomiciliation.
The Redomiciliation was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a tax-free exchange within the meaning of Section 351 of the Internal Revenue Code, or both (collectively, the “Intended Tax Treatment”), and we intend to file tax returns consistent with this Intended Tax Treatment. Our position is not binding on the Internal Revenue Service (the “IRS”) or the courts, and we do not intend to request a ruling from the IRS with respect to the Redomiciliation. Accordingly, there can be no assurance that the IRS will not challenge the Intended Tax Treatment or that a court will not sustain such a challenge. If the IRS were to be successful in any such contention, or if for any other reason the Intended Tax Treatment were to not be respected for U.S. federal income tax purposes, the Redomiciliation could be a taxable event to the U.S. Holders. Stockholders are urged to consult with their own tax advisors with respect to the tax consequences of the Redomiciliation.

Following the Redomiciliation, Non-U.S. Holders (as defined in “Material U.S. Federal Income Tax Considerations—Non-U.S. Holders”) may be subject to U.S. federal income tax.
In general, any distributions made to a Non-U.S. Holder with respect to our Common Stock, to the extent paid out of Sunbelt Rentals’ current or accumulated earnings and profits (as determined under U.S. federal income tax principles), will constitute dividends for U.S. federal income tax purposes and, provided such dividends are not effectively connected with such Non-U.S. Holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, attributable to a U.S. permanent establishment or fixed base maintained by such Non-U.S. Holder), will be subject to withholding tax from the gross amount of the dividend at a rate of 30%, unless such Non-U.S. Holder is eligible for a reduced rate of withholding tax under an applicable income tax treaty and provides proper certification of its eligibility for such reduced rate (usually on an IRS Form W-8BEN or W-8BEN-E, as applicable). Payments of dividends on our Common Stock to applicable persons could be subject to increased rates of U.S. federal income tax and withholding tax as a result of a change in law. Dividends paid by Sunbelt Rentals to a Non-U.S. Holder that are effectively connected with such Non-U.S. Holder’s conduct of a trade or business within the U.S. (and, if required by an applicable income tax treaty, attributable to a U.S. permanent establishment or fixed base maintained by such Non-U.S. Holder) will generally not be subject to U.S. federal withholding tax, provided such Non-U.S. Holder complies with certain certification and disclosure requirements (usually by providing an IRS Form W-8ECI). Instead, such dividends will generally be subject to U.S. federal income tax, net of certain deductions, at the same graduated individual or corporate rates applicable to U.S. Holders. If the Non-U.S. Holder is a corporation, dividends that are effectively connected income may also be subject to a “branch profits tax” at a rate of 30% (or such lower rate as may be specified by an applicable income tax treaty).
The effective tax rate of Sunbelt Rentals may increase in the future.
We are subject to U.S. federal income tax, as well as income tax in other jurisdictions where we operate. Currently applicable income tax laws, regulations, treaties and judicial and administrative interpretations of these laws, regulations and treaties in the United States and other jurisdictions may cause Sunbelt Rentals’ effective tax rate to fluctuate significantly beyond our current projections. In light of these factors, there can be no assurance that Sunbelt Rentals’ effective tax rate will not be materially affected in future periods.
Moreover, U.S. tax laws significantly limit Sunbelt Rentals’ ability to redomicile outside of the United States once the Redomiciliation has been consummated.
If the Redomiciliation fails to qualify for “reorganization of share capital” treatment pursuant to Section 136 of the Taxation of Chargeable Gains Act 1992, U.K. Holders (as defined in “Material U.K. Tax Considerations”) may recognize taxable gain as a result of the Redomiciliation.
We intend for the Redomiciliation to qualify as a “reorganization of share capital” pursuant to Section 136 of the Taxation of Chargeable Gains Act 1992 for the purposes of U.K. CGT (as defined in “Material U.K. Tax Considerations”). If a shareholder alone, or together with persons connected with him or her, held more than 5% of, or any class of, the shares in or debentures of Ashtead, such shareholder will be eligible for the above treatment only if the Redomiciliation was effected for bona fide commercial reasons and did not form part of a scheme or arrangement of which the main purpose, or one of the main purposes, was avoidance of liability to U.K. CGT. If these conditions were not met, then such shareholders will be treated as receiving our Common Stock in consideration for the transfer of his or her Ashtead Shares, which may have, depending on the individual circumstances, given rise to a chargeable gain or allowable loss for U.K. CGT purposes. No application has been made to HM Revenue & Customs (“HMRC”) under Section 138 Taxation of Chargeable Gains Act 1992 for clearance that these conditions were met. Shareholders are urged to consult with their own tax advisors with respect to the tax consequences of the Redomiciliation.
Non-U.S. Holders and non-U.K. Holders may recognize taxable gain as a result of the Redomiciliation.
Sunbelt Rentals has not analyzed the impact of the Redomiciliation in all jurisdictions, and it is possible that the Redomiciliation would be viewed as taxable to shareholders in jurisdictions other than the United States and the United Kingdom. Shareholders are urged to consult with their own tax advisors with respect to their specific tax consequences of the Redomiciliation.
Risks Related to the Ownership of our Common Stock
An active and liquid market for our Common Stock may not be sustained.
Effective March 2, 2026, our Common Stock commenced trading on the NYSE, with a secondary listing on the LSE. Previously, the Ashtead Shares traded only on the LSE, and there is no established trading market for our Common Stock in the United States. Following the U.S. Listing, our Common Stock trades on the NYSE and the LSE. Active, liquid trading markets generally result in lower bid ask spreads and more efficient execution of buy and sell orders for market participants. If an active trading market for the Sunbelt Rentals Common Stock is not sustained in the United States, the stock price may be more volatile and it may be more difficult and time consuming to complete a transaction in our Common Stock, which could have an adverse effect on the realized price of our Common Stock.
There is no assurance that an active and liquid trading market for our Common Stock will be sustained in the United States or in the United Kingdom.
The obligations associated with being a public company in the United States requires significant resources and management attention and may increase our legal and financial compliance costs, particularly as changing laws, regulations and standards are creating uncertainty for U.S. public companies.
Following the consummation of the U.S. Listing, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the listing requirements of the NYSE, and other applicable securities rules and regulations. The Exchange Act requires that we file annual, quarterly and other reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting as well as effective disclosure controls with respect to our public disclosures and filings with the SEC. As a result, the Company will incur significant ongoing legal, accounting and other expenses that it did not previously incur. Our entire management team and many of its other employees will need to devote substantial time to compliance and may not effectively or efficiently manage its transition into a U.S. public company. Moreover, because the Company is listed on the LSE by way of a secondary listing, we are subject to regulation both in the United States and in the United Kingdom, and may from time to time need to reconcile opposing regulatory requirements going forward.
The establishment and maintenance of the corporate infrastructure demanded of a U.S. public company may, in certain circumstances, divert management’s attention from implementing our strategy to drive profitable growth, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems in order to meet our reporting obligations as a public company in the United States with domestic issuer status, including to remediate the material weakness in our internal control over financial reporting. However, the measures we take may not be sufficient to satisfy these obligations. In addition, compliance with these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These additional obligations may have a material adverse impact on our business, financial condition, results of operations and cash flow.
In addition, changing laws, regulations and standards relating to corporate governance, ESG matters and public disclosure are creating uncertainty for public companies in the United States, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and expect to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased operating expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and cash flow could be adversely affected.
Following the consummation of the U.S. Listing, the price of our Common Stock may be subject to market price volatility and may decline disproportionately in response to developments that are unrelated to our operating performance.
The price of our Common Stock may in the future be volatile and subject to wide fluctuations. The market price of our Common Stock may fluctuate as a result of a variety of factors including, but not limited to, general economic and political conditions, period to period variations in operating results, changes in net sales or net income estimates by us, industry participants or financial analysts, our failure to meet our stated guidance, our failure to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, the discovery of material weaknesses and other deficiencies in our internal control and accounting procedures, and the other factors discussed in “—Risks Related to Our Business” above. If we are unable to remediate the material weakness in our internal control over financial reporting or if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investor confidence in us may be adversely affected and, as a result, the value of our Common Stock may decline.
In addition, the market price of our Common Stock could also be adversely affected by developments unrelated to our operating performance, such as the operating and share price performance of other companies that investors may consider comparable to us, speculation about us in the press or the investment community, unfavorable press, strategic actions by competitors (including acquisitions and restructurings), changes in market conditions, regulatory changes, broader market volatility and movements and delay in our inclusion in North American indices. Any or all of these factors could result in material fluctuations in the market price of our Common Stock, which could result in investors losing some or all of their original investment.
Moreover, where the market price of a company’s stock has been volatile, the stockholders of such company may file securities class action litigation against that company based on various claims, such as securities fraud and other violations of securities laws. While we have not been a target of this type of litigation, we may be in the future. The defense and disposition of litigation of this type could result in substantial costs and divert resources and the time and attention of our management, which could materially and adversely affect our business or financial condition.
Our Common Stock is listed to trade on more than one stock exchange, and this may adversely affect liquidity in each market for our Common Stock and result in price variations between the two exchanges.
Following the consummation of the U.S. Listing, our Common Stock is traded on both the NYSE (trading in U.S. dollars) and the LSE (trading in British pounds). Dual listing may result in price variations between the exchanges due to a number of factors. In addition, the exchanges are open for trade in different time zones, at different times of the day, and the two exchanges also have differing holiday schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result in different trading prices for our Common Stock on the two exchanges.
Any shareholder whose principal currency is not the U.S. dollar will be subject to exchange rate fluctuations.
Our Common Stock that trades on the NYSE is traded in U.S. dollars, and any cash dividends or other distributions to be declared in respect of them, if any, will be denominated in, U.S. dollars. Shareholders whose principal currency is not the U.S. dollar will thus be exposed to foreign currency exchange rate risk. Any depreciation of the U.S. dollar in relation to such foreign currency would reduce the value of our Common Stock held by such shareholders, whereas any appreciation of the U.S. dollar would increase their value in foreign currency terms.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our rating, lower our price target, or publish inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on our company regularly, demand for our Common Stock could decrease, which might cause our share price and trading volume to decline.
We may not pay dividends or undertake share repurchases in the future. Our ability to pay dividends, undertake share repurchases or make other returns of capital in the future depends, among other things, on our financial performance.
There can be no guarantee that our historical performance will be repeated in the future, particularly given the competitive nature of the industry in which we operate, and our revenue, profit and cash flow may significantly underperform market expectations. If our cash flow underperforms market expectations, then our capacity to pay a dividend, undertake share repurchases or make other returns of capital (including, without limitation, share repurchases) may be negatively impacted. Any decision to declare and pay dividends, undertake a share repurchase or to make other returns of capital will be made at the discretion of the Board and will depend on, among other things, applicable law, regulation, restrictions (if any) on the payment of dividends and/or capital returns in our financing arrangements, our financial position, retained earnings/profits, working capital requirements, finance costs, general economic conditions and other factors that the Board deems significant from time to time.
We are a holding company and depend on our subsidiaries for cash, including in order to pay dividends or undertake share repurchases.
We are a holding company and are dependent on earnings and distributions of funds from our operating subsidiaries for cash, including in order to pay any future dividends to our shareholders or to undertake share repurchases.

Our future ability to pay dividends to our shareholders or to undertake share repurchases will depend on the ability of our subsidiaries to distribute profits or pay dividends to us, general economic conditions and other factors that the Board deems significant from time to time. See also “—The restrictive covenants associated with our debt may limit our ability to operate our business and could prohibit us from pursuing opportunities which would be beneficial to our stockholders” above.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 1C.    Cybersecurity.
We rely on information technology systems, digital platforms, networks, cloud services, third-party vendors, and other service providers to support our operations, customer service, financial reporting, supply chain, and administrative functions. As a result, cybersecurity threats present risks to the confidentiality, integrity, and availability of our systems and information, as well as to business continuity, regulatory compliance, and stakeholder trust.
Cybersecurity Risk Management Program
We have developed and maintain a cybersecurity risk management program designed to assess, identify, and manage risks from cybersecurity threats. The program is informed by and aligned with industry-recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework and the Payment Card Industry Data Security Standard. The program is supported by policies, standards, and procedures establishing expectations for cybersecurity governance, risk management, incident response, and the protection of our systems and information.
Cybersecurity risks are considered as part of our Enterprise Risk Management process and may inform risk mitigation plans, resource allocation, strategic initiatives, and reporting to management, executive leadership, and, as appropriate, the Board or its Audit Committee.
Risk Assessments
We conduct cybersecurity risk assessments periodically and in connection with significant changes to our technology environment, business processes, or risk profile, as appropriate. These assessments are designed to identify and evaluate cybersecurity risks that could affect the confidentiality, integrity, or availability of our systems and information, including risks associated with critical systems, sensitive information, third-party vendors and service providers, regulatory requirements, and emerging technologies. Results from these assessments are used, as appropriate, to inform risk mitigation plans, control enhancements, resource prioritization, and reporting to management, executive leadership, and, as appropriate, the Board or its Audit Committee.
Technical Safeguards and Monitoring
We maintain a layered cybersecurity strategy that includes technical safeguards, monitoring capabilities, and security processes designed to help protect our systems and information from cybersecurity threats. These safeguards may include, as appropriate, network security controls, endpoint protection, identity and access management controls, vulnerability management, email and cloud security tools, logging and alerting capabilities, and other technologies designed to support prevention, detection, analysis, containment, eradication, and recovery. We also use monitoring tools and processes across our network, endpoint, and cloud environments, together with threat intelligence and threat hunting activities, to support proactive awareness of potential threats, suspicious activity, vulnerabilities, and emerging attack techniques. Information from these activities may be used to prioritize remediation efforts, enhance security controls, inform incident response activities, and report relevant trends or risks to management.
Incident Response and Recovery
We maintain a Cybersecurity Incident Response Plan (“IRP”) that is regularly reviewed and updated. The IRP includes playbooks for common incident types. We periodically evaluate our IRP’s processes through tabletop exercises, technical simulations, and other readiness activities involving members of management and relevant functional stakeholders. These exercises are designed to assess escalation procedures, decision-making, communications, recovery capabilities, and opportunities to improve our preparedness for cybersecurity incidents.
We maintain backup and recovery processes designed to support business continuity and the restoration of critical systems and information following a cybersecurity incident, system disruption, or other business interruption.

Third-Party Risk Management
We maintain a risk-based third-party cybersecurity risk management process designed to assess cybersecurity risks associated with vendors, service providers, and other third parties that access our systems or information. This process may include due diligence, contractual security requirements, review of independent audit reports, periodic reassessments, and additional risk mitigation activities based on the nature and criticality of the relationship.
Security Awareness and Education
We maintain a security awareness and education program that includes simulated email phishing campaigns, computer-based training content, periodic newsletters and communications, and other initiatives to educate employees on the vital role they play in keeping our systems and information secure. Employees are required to complete cybersecurity awareness training as part of onboarding and are also provided with training content and communications throughout the calendar year. Certain employees may receive additional role-based training based on their job responsibilities and access to our systems or information.
Assessment, Testing, and Continuous Improvement
We engage in periodic assessments and testing of our cybersecurity risk management program to evaluate the program’s effectiveness and identify opportunities for improvement. These activities may include vulnerability scanning, penetration testing, application security testing, red team and purple team exercises, incident response tabletop exercises, and other readiness or resilience activities. Testing and assessment activities are performed by qualified internal resources, external cybersecurity advisors, or a combination of both, as appropriate. Results from these activities are reviewed by management and may be used to prioritize remediation activities, enhance technical and operational controls, update policies and procedures, inform training and awareness efforts, and support reporting to management, executive leadership, and, as appropriate, the Board or its Audit Committee.
Management engages external cybersecurity advisors, assessors, consultants, auditors, outside counsel, and other third-party experts, as appropriate, to assist with assessments, testing, incident response readiness, regulatory considerations, and program improvement.
Impact of Cybersecurity Risks
To date, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, see the risk factor entitled “Disruptions in our or our third-party vendors’ information technology systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, implement strategic initiatives or support our online ordering system” under Item 1A “Risk Factors.”
Governance
The Board oversees risks from cybersecurity threats directly and through its Audit Committee. The Audit Committee has primary responsibility for oversight of cybersecurity risk management and receives reports from management at least annually and more frequently as appropriate. The Board also receives updates on cybersecurity matters, including significant cybersecurity risks, program maturity, incident trends, and significant cybersecurity incidents, as appropriate.
Management's Role
Management is responsible for assessing and managing material risks from cybersecurity threats. Our information security organization is led by the Senior Vice President, Technology Operations Support and Security, who oversees our information security strategy, security operations, and governance, risk, and compliance program. The Senior Vice President, Technology Operations Support and Security has over 30 years of experience in information technology, cybersecurity, infrastructure, risk management, and related disciplines.
The Senior Vice President, Technology Operations Support and Security is supported by the Director, Information Security Risk and Compliance and the Director, Information Security Operations and Engineering. The Director, Information Security Risk and Compliance is responsible for governance, risk, and compliance, cybersecurity policy governance, security awareness, vulnerability management, and third-party cybersecurity risk management, and has 14 years of experience in information technology, cybersecurity, auditing, risk management, compliance, security awareness, and vulnerability management. The Director, Information Security Operations and Engineering is responsible for security operations, engineering, monitoring, incident response, threat intelligence, security tooling, and technical security controls, and has 35 years of experience in information technology, cybersecurity operations, engineering, incident response, threat monitoring, and related disciplines.
Information security leadership meets at least monthly, or more frequently as needed, to discuss the threat landscape, key risks, and associated mitigation strategies. Management monitors cybersecurity risks through established security processes, reporting channels, assessment activities, and escalation procedures, and the Senior Vice President, Technology Operations Support and Security reports cybersecurity matters to executive leadership and, as appropriate, the Board or its Audit Committee.
Processes for Monitoring and Reporting
The Company has established escalation procedures designed to ensure that cybersecurity incidents meeting defined severity or reporting thresholds are communicated to appropriate members of management, executive leadership, and, where appropriate, to the Board or its Audit Committee. These procedures are intended to support timely assessment of potential business impact, materiality, and disclosure obligations.
Management is informed about the prevention, detection, mitigation, and remediation of cybersecurity incidents through multiple channels, including continuous monitoring tools and alerts, threat intelligence feeds, regular reports from our Security Operations Center (“SOC”), third-party SOC services, and the escalation procedures established in our IRP. When a potential incident is identified, our Cybersecurity Incident Response Team (“CSIRT”) is activated. Based upon the IRP’s established escalation processes and thresholds, the CSIRT’s Incident Response Commander, in coordination with General Counsel and other relevant stakeholders, evaluates the incident's severity, potential materiality, and any associated reporting obligations.
Item 2.    Properties.
Refer to “Properties” under Item 1 “Business” of this report for a discussion of our properties.
Item 3.    Legal Proceedings.
Refer to “Legal Proceedings” under Item 1 “Business” of this report for a discussion of the legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our or their property is the subject.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Sunbelt Rentals Holdings, Inc. common stock trades on the New York Stock Exchange under the symbol “SUNB” and on the London Stock Exchange under the symbol “SUNB.” As of May 1, 2026, there were 880 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street name.”
Issuer Purchases of Equity Securities
During the fourth quarter and prior to the Redomiciliation and U.S. Listing, we purchased approximately
1.5 million ordinary shares of Ashtead Group plc under the repurchase program launched on December 10, 2024. On December 9, 2025, Sunbelt Rentals Holdings, Inc. announced a new share repurchase program of up to $1.5 billion that commenced on March 2, 2026.
The following table provides information about purchases of Sunbelt Rentals Holdings, Inc. common stock by Sunbelt Rentals Holdings, Inc. during the fourth quarter of fiscal year 2026 following the Redomiciliation and U.S. Listing:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased under the Program (1)
March 2, 2026 to March 31, 2026	2,853,501	(1)	$70.07	2,853,501	$1,300,067,796
April 1, 2026 to April 30, 2026	840,000	(1)	$66.88	840,000	$1,243,890,200
Total	3,693,501			3,693,501
(1) A one percent excise tax is imposed on “net repurchases” (certain purchases minus certain issuances) of common stock. The repurchases above (as well as the total program size) do not include the excise tax, which totaled $3 million for the period from March 2, 2026 until April 30, 2026.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have historically conducted our business through Ashtead Group plc, and therefore, our consolidated financial statements included in this Form 10-K prior to the U.S Listing present the consolidated results of operations of Ashtead Group plc and its subsidiaries. For the periods presented, Ashtead Group plc is the accounting predecessor. Sunbelt Rentals Holdings, Inc. (the “Registrant”) was incorporated on February 12, 2025 and became the parent holding company of the Group upon completion of the Scheme of Arrangement on February 27, 2026. Prior to the Scheme of Arrangement, the Registrant was a company with no assets, liabilities, contingencies or commitments, and it conducted no operations prior to the date of the Scheme of Arrangement.
We have omitted discussions comparing results for the fiscal year ended April 30, 2025 and the fiscal year ended April 30, 2024, as such disclosures were included in our Registration Statement on Form 10.
Overview
We believe we are one of the largest international equipment rental companies by rental revenue, with a network of 1,611 stores across North America and the United Kingdom as of April 30, 2026. We conduct our equipment rental operations under the name “Sunbelt Rentals.” We believe that Sunbelt Rentals is the second largest equipment rental business in North America and the largest equipment rental company in the United Kingdom, in each case, by rental revenue. In the year ended April 30, 2026, we generated revenue of $11,154 million, operating income of $2,181 million and adjusted operating profit of $2,500 million. See “—Key Financial Metrics—Non-GAAP Financial Measures” below for a definition and reconciliation of adjusted operating profit to the most directly comparable U.S. GAAP measure.
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
We organize and manage our operations based on both geography and the nature of our products and services. We operate in two primary geographic regions, consisting of our North American activities and assets and our U.K. activities and assets. Within North America, we further manage our business through two operational groupings, General Tool and Specialty, which reflect differences in product and service offerings, as well as our internal management structure. Accordingly, we report our results through three operational segments:
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
In the year ended April 30, 2026, 58% of our revenue was attributable to the North America – General Tool segment, 33% of our revenue was attributable to the North America – Specialty segment and 9% of our revenue was attributable to the United Kingdom segment.
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
Currency Translation Exposure
Currency risk is predominantly translation risk, as there are no significant transactions in the ordinary course of business that take place between foreign affiliates. Although our reporting currency is the U.S. dollar, we derived 15% of our revenue for the year ended April 30, 2026 from companies that have non-U.S. dollar currencies, primarily British pounds and Canadian dollars. Consequently, any change in exchange rates between the U.S. dollar and the British pound or the Canadian dollar exposes us to translation risk and may significantly affect our consolidated results of operations and balance sheet (see also “—Quantitative and Qualitative Disclosures about Market Risk–Currency Risk” below).
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
Equipment rentals primarily includes (i) revenue generated from renting equipment to customers, including re-rent revenue generated from renting specific pieces of equipment from third-parties and then re-renting that equipment to our customers, (ii) fees for loss damage waiver, which allow customers to limit the risk of financial loss in the event our equipment is damaged or lost, and (iii) delivery and collection revenue, which relates to the fees charged to our customers for equipment delivery and collection of rental equipment.
Equipment rentals revenue is recognized on a straight-line basis over the period of the rental contract. These lease contracts are operating leases under ASC 842. As a rental contract can extend across financial reporting periods, we record accrued revenue (unbilled rental revenue) and deferred revenue at the beginning and end of each reporting period so that equipment rentals revenue is stated appropriately in the financial statements. Receivables from unbilled equipment rentals revenue are included in “Prepaid expenses and other current assets” and deferred equipment rentals revenue is included in “Accrued expenses and other liabilities” in the consolidated balance sheet. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related equipment rentals revenue is recorded.
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
Cost of equipment rentals, excluding depreciation comprises the costs associated with the rental of our equipment, such as staff costs at our stores, including salaries and related benefits and retirement costs; delivery and fuel costs; spare equipment costs; repair and maintenance costs; insurance costs; warranty claim costs; cost of consumables; variable lease costs and short-term lease costs associated with renting equipment from third-parties and then re-renting that equipment to our customers; and rent and utilities related to the local store facilities in which we operate.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses comprise operating costs that are not directly related to our revenue generating activities. These costs primarily include sales commissions; staff costs for management and support staff, including salaries and related benefits and retirement costs; legal and professional fees; restructuring costs related to the Redomiciliation and U.S. Listing; bad debt charges; advertising expenses; technology licensing costs; and administrative overhead expenses.
Non-rental Depreciation and Amortization
Non-rental depreciation and amortization includes depreciation expenses related to property and equipment, including land and buildings, motor vehicles, and office and workshop equipment, as well as amortization of intangible assets, including customer lists and contracts, and amortization of finance lease right-of-use assets.
Interest Expense, Net
Interest expense, net comprises the difference between interest receivable on funds invested and interest payable on borrowings and lease liabilities.
Other (Income) Expense, Net
Other (income) expense, net comprises gains/losses from disposals of non-rental assets, changes due to foreign currency exchanges, gains/losses from the remeasurement of equity investments and various other miscellaneous non-operating expenses.
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

Results of Operations
The table below summarizes our consolidated results of operations for the periods indicated.

	Year Ended April 30,
(In millions)	2026	2025	2024
Revenues:
Equipment rentals	$10,320	$9,980	$9,630
Sales of rental equipment	451	467	859
Sales of new equipment, merchandise and consumables	383	344	370
Total revenues	11,154	10,791	10,859
Cost of revenues:
Cost of equipment rentals, excluding depreciation	4,394	4,069	3,874
Depreciation of rental equipment	1,851	1,815	1,653
Cost of rental equipment sales	386	386	636
Cost of sales of new equipment, merchandise and consumables	233	201	219
Total cost of revenues	6,864	6,471	6,382
Gross profit	4,290	4,320	4,477
Selling, general and administrative expenses	1,651	1,385	1,572
Non-rental depreciation and amortization	458	436	394
Operating income	2,181	2,499	2,511
Interest expense, net	387	425	428
Other (income) expense, net	(7)	4	(11)
Income before provision for income taxes	1,801	2,070	2,094
Provision for income taxes	476	517	522
Net income	$1,325	$1,553	$1,572
Revenues
Equipment rentals. Total equipment rentals revenue increased by $340 million, or 3%, to $10,320 million in the year ended April 30, 2026, from $9,980 million in the year ended April 30, 2025, representing 93% and 93% of total revenues in the year ended April 30, 2026 and April 30, 2025, respectively. The increase in total equipment rentals revenue arose due to increases in rental volume in both of our North American segments, despite the effects of hurricane response efforts which contributed $90 million to $100 million in the year ended April 30, 2025, and did not recur in the fiscal year ended April 30, 2026. As of April 30, 2026, our dollar utilization was 55%, compared to 54% as of April 30, 2025. The average OEC of our rental fleet increased by 3% in the year ended April 30, 2026, compared to the year ended April 30, 2025. See “—Key Financial Metrics—Key Performance Indicators” below for a definition and further information on dollar utilization.
On a segment basis, equipment rentals revenue attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 58%, 34% and 8%, respectively, of total equipment rentals revenue in the year ended April 30, 2026, compared to 59%, 33% and 8%, respectively, in the year ended April 30, 2025.
North America – General Tool. Equipment rentals revenue attributable to the North America – General Tool segment increased by $124 million, or 2%, to $6,013 million in the year ended April 30, 2026, from $5,889 million in the year ended April 30, 2025. This increase was primarily attributable to volume growth, with a 3% increase in the average OEC, partially offset by a decrease in dollar utilization to 47% compared to 48% in the prior year, coupled with the effects of customer and product mix.
North America – Specialty. Equipment rentals revenue attributable to the North America – Specialty segment increased by $192 million, or 6%, to $3,505 million in the year ended April 30, 2026, from $3,313 million in the year ended April 30, 2025. This increase was primarily due to volume growth, with a 3% increase in the average OEC, coupled with an increase in dollar utilization to 75% compared to 73% in the prior year. We estimated that hurricane response efforts contributed $60 million to $70 million to North America – Specialty equipment rentals revenue in the year ended April 30, 2025, which did not recur in the year ended April 30, 2026.

United Kingdom. Equipment rentals revenue attributable to the United Kingdom segment increased by $24 million, or 3%, to $802 million in the year ended April 30, 2026, from $778 million in the year ended April 30, 2025. This increase was primarily due to favorable foreign exchange movements, with equipment rentals revenue in local currency (in British pounds) 2% lower compared to the year ended April 30, 2025.
Sales of rental equipment. Total revenues from the sale of rental equipment decreased by $16 million, or 3%, to $451 million in the year ended April 30, 2026, from $467 million in the year ended April 30, 2025, representing 4% of total revenues in each of the years ended April 30, 2026 and 2025. This decrease in sales of rental equipment reflects a lower volume of used equipment sales compared to the year ended April 30, 2025.
On a segment basis, revenues from the sale of rental equipment attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 72%, 17% and 11%, respectively, of total revenues from the sale of rental equipment in the year ended April 30, 2026, compared to 72%, 17% and 11%, respectively, in the year ended April 30, 2025.
North America – General Tool. Revenues from the sale of rental equipment attributable to the North America – General Tool segment decreased by $14 million, or 4%, to $324 million in the year ended April 30, 2026, from $338 million in the year ended April 30, 2025.
North America – Specialty. Revenues from the sale of rental equipment attributable to the North America – Specialty segment decreased by $2 million, or 3%, to $77 million in the year ended April 30, 2026, from $79 million in the year ended April 30, 2025.
United Kingdom. Revenues from the sale of rental equipment attributable to the United Kingdom segment was $50 million in each of the years ended April 30, 2026 and 2025.
Sales of new equipment, merchandise and consumables. Total revenues from the sale of new equipment, merchandise, and consumables increased by $39 million, or 11%, to $383 million in the year ended April 30, 2026, from $344 million in the year ended April 30, 2025, representing 3% of total revenues in each of the years ended April 30, 2026 and 2025. This increase primarily arose in the North America – Specialty segment.
On a segment basis, revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 44%, 35% and 21%, respectively, of total revenues from the sale of new equipment, merchandise, and consumables in the year ended April 30, 2026, compared to 49%, 28% and 23%, respectively, in the year ended April 30, 2025.
North America – General Tool. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool segment was $170 million in each of the years ended April 30, 2026 and 2025.
North America – Specialty. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – Specialty segment increased by $38 million, or 40%, to $133 million in the year ended April 30, 2026, from $95 million in the year ended April 30, 2025.
United Kingdom. Revenues from the sale of new equipment, merchandise and consumables attributable to the United Kingdom segment increased by $1 million, or 1%, to $80 million in the year ended April 30, 2026, from $79 million in the year ended April 30, 2025.
Total revenues. For the reasons explained above, total revenues increased by $363 million, or 3%, to $11,154 million in the year ended April 30, 2026, from $10,791 million in the year ended April 30, 2025.
Cost of Revenues
Cost of equipment rentals, excluding depreciation. Cost of equipment rentals, excluding depreciation increased by $325 million, or 8%, to $4,394 million in the year ended April 30, 2026, from $4,069 million in the year ended April 30, 2025. This increase was primarily due to higher costs associated with repairs and maintenance of equipment and repositioning of rental fleet, in addition to an increase in staff costs.
Depreciation of rental equipment. Depreciation of rental equipment costs increased by $36 million, or 2%, to $1,851 million in the year ended April 30, 2026, from $1,815 million in the year ended April 30, 2025. This increase was primarily due to a larger fleet size and the continued impact of life cycle inflation on our fleet. Depreciation in the North America – General Tool segment (including non-rental depreciation) increased by $31 million, or 2%, to $1,415 million in the year ended April 30, 2026, from $1,384 million in the year ended April 30, 2025. Depreciation in the North America –

Specialty segment (including non-rental depreciation) increased by $6 million, or 1%, to $545 million in the year ended April 30, 2026, from $539 million in the year ended April 30, 2025. Depreciation in the United Kingdom segment (including non-rental depreciation) increased by $4 million, or 2%, to $175 million in the year ended April 30, 2026, from $171 million in the year ended April 30, 2025.
Cost of rental equipment sales. Cost of rental equipment sales was $386 million in each of the years ended April 30, 2026 and 2025. In the North America – General Tool segment, cost of rental equipment sales decreased by $7 million, or 3%, to $273 million in the year ended April 30, 2026, from $280 million in the year ended April 30, 2025. In the North America – Specialty segment, cost of rental equipment sales decreased by $2 million, or 3%, to $71 million in the year ended April 30, 2026, from $73 million in the year ended April 30, 2025. In the United Kingdom segment, cost of rental equipment sales increased to $38 million in the year ended April 30, 2026, compared with $33 million in the year ended April 30, 2025.
Cost of sales of new equipment, merchandise and consumables. Cost of sales of new equipment, merchandise and consumables increased by $32 million, or 16%, to $233 million in the year ended April 30, 2026, from $201 million in the year ended April 30, 2025. This primarily arose in the North America – Specialty segment, as discussed above.
Total cost of revenues. For the reasons explained above, total cost of revenues increased by $393 million, or 6%, to $6,864 million in the year ended April 30, 2026, from $6,471 million in the year ended April 30, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $266 million, or 19%, to $1,651 million in the year ended April 30, 2026, from $1,385 million in the year ended April 30, 2025. The year‑to‑date increase was driven primarily by higher stock‑based compensation expense, which totaled $65 million in the fiscal year ended April 30, 2026, compared to income of $9 million in the prior year. In addition, the Company incurred $134 million of non‑recurring costs related to restructuring and relisting activities during the year ended April 30, 2026, compared to $15 million in the year ended April 30, 2025.
Non-rental Depreciation and Amortization
Non-rental depreciation and amortization increased by $22 million, or 5%, to $458 million in the year ended April 30, 2026, from $436 million in the year ended April 30, 2025. This increase reflects higher depreciation expenses on our non-rental assets, including our delivery vehicle fleet and property.
Interest Expense, Net
Interest expense, net decreased by $38 million, or 9%, to $387 million in the year ended April 30, 2026, from $425 million in the year ended April 30, 2025. This decrease was due to lower average interest rates during the year ended April 30, 2026, compared to the year ended April 30, 2025.
Other (Income) Expense, Net
Other (income) expense, net increased by $11 million, to income of $7 million in the year ended April 30, 2026, from an expense of $4 million in the year ended April 30, 2025.
Net Income
For the reasons explained above, net income decreased by $228 million, or 15%, to $1,325 million in the year ended April 30, 2026, from $1,553 million in the year ended April 30, 2025.
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary existing sources of liquidity are (i) cash generated from operations, (ii) cash generated from sales of tangible fixed assets (primarily used rental equipment), and (iii) borrowings available under our ABL Facility.
We anticipate that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund (i) payment of operating expenses, (ii) purchases of rental equipment and inventory items, (iii) servicing and repayment of debt, (iv) acquisitions, (v) payment of dividends, and (vi) share repurchases. We plan to fund such cash requirements through cash provided by operating activities and through borrowings available under our ABL Facility. However, we may also seek additional financing through, for example, the issuance of equity, debt securities and/or other borrowings.

As of April 30, 2026, we had cash and cash equivalents of $29 million (of which $2 million was held in Canadian dollars and $10 million in British pounds) and an available borrowing amount of $3,302 million under our ABL Facility. We believe that our existing sources of cash, both cash provided by operating activities and available through our ABL Facility, will be sufficient to support our liquidity and capital requirements over the next 12 months.
Cash Flows
The table below presents a summary of our cash flows for the periods indicated.

	Year Ended April 30,
(In millions)	2026	2025	2024
Cash provided by (used in):
Operating activities	$3,784	$3,844	$3,664
Investing activities	(1,925)	(2,318)	(4,428)
Financing activities	(1,851)	(1,526)	755
Effect of exchange rate changes	—	—	—
Net change in cash and cash equivalents	$8	$—	$(9)
Cash Flows from Operating Activities
Net cash inflow provided by operating activities decreased by $60 million, or 2%, to $3,784 million in the year ended April 30, 2026, from $3,844 million in the year ended April 30, 2025, primarily due to a decrease in net income. Refer to “Results of Operations - Net Income” above for factors impacting the decrease in net income and increase in accounts receivable.
Cash Flows from Investing Activities
Net cash outflow used in investing activities decreased by $393 million, or 17%, to $1,925 million in the year ended April 30, 2026, from $2,318 million in the year ended April 30, 2025, primarily due to a reduction in payments for purchases of rental equipment, which were $1,842 million in the year ended April 30, 2026 compared to $2,251 million in the year ended April 30, 2025.
Cash Flows from Financing Activities
Net cash outflow from financing activities increased by $325 million, or 21%, to $1,851 million in the year ended April 30, 2026, from $1,526 million in the year ended April 30, 2025, primarily attributable to $1,413 million spent on share repurchases under the buyback program launched in December 2024 and consummated in the year ended April 30, 2026. There were $342 million of comparable outflows in the year ended April 30, 2025. This is partially offset by net proceeds from debt of $39 million in the year ended April 30, 2026, compared to net payments of debt of $523 million in the year ended April 30, 2025.
Borrowings
The following section summarizes certain material provisions of our long-term debt facilities and current obligations.

	April 30,
(In millions)	2026	2025
Short-term debt and current maturities of long-term debt	$550	$—
Long-term debt	7,033	7,500
Total debt	$7,583	$7,500
Senior notes
The Company has issued $6.2 billion principal amount in various issuances of senior notes (collectively, the “senior notes”). As of April 30, 2026, one senior note is classified as a current liability, while the others are classified as non-current.

First priority senior secured credit facility (ABL Facility)
The Company maintains an asset-based senior secured revolving credit facility, with commitments of $4,750 million available until November 2029. The amount utilized as of April 30, 2026 was $1,426 million (including letters of credit totaling $5 million).
Other
The Company was in compliance with all debt covenants that were in effect as of April 30, 2026.
See Note 14, Debt to the Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this report for further details regarding the Company’s debt.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the year ended April 30, 2026.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of April 30, 2026.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our consolidated financial statements. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included elsewhere in this report.
The following critical accounting policies are important to the portrayal of our financial condition, as well as our results of operations, and require some of management’s most subjective and complex judgments. The accounting for some of these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause the Company’s future reported financial condition and results of operations to differ materially from those that it is currently reporting based on management’s current estimates.
Allowance for Credit Losses
We state accounts receivable net of allowances. The allowances for credit losses reflect the Company’s estimate of the amount of receivables that it will be unable to collect based on historical write-off experience reflecting the level of uncollected receivables over the last year within each business, adjusted for factors that are specific to the receivables, the industry in which the Company operates and the economic environment. Adjustments to the loss allowances are recognized in the income statement. Accounts receivables are written off when recoverability is assessed as being remote while subsequent recoveries of amounts previously written off are credited to the income statement.
Useful Lives, Salvage Values and Impairment of Rental Equipment
Rental equipment and property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Most types of rental equipment are depreciated to a salvage value of 10% to 15% of cost, although the range of salvage values used varies between 0% to 35%. Rental equipment is depreciated regardless of whether it is out on rent.
The useful life of an asset is determined based on our estimate of the period over which the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we will realize from the asset after such period. We review such periods periodically for reasonableness, and may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
As of April 30, 2026, we estimate that a one year increase or decrease in the useful lives of all of our rental equipment would cause our annual expenses related to depreciation of rental equipment to decrease or increase by $202 million and $251 million, respectively, and that a one year increase or decrease in the useful lives of all of our property and equipment would cause our annual non-rental depreciation and amortization expenses to decrease or increase by $42 million and $56 million, respectively. Similarly, if the estimated salvage value of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual expenses related to depreciation of rental equipment would change by $21 million. If the expenses related to depreciation of rental equipment or to non-rental depreciation and amortization were to increase or decrease as a result of a hypothetical change in either useful lives or, in the case of rental equipment, salvage values, in both cases this would typically result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate disposal of the asset.
Furthermore, at each reporting date, management further assesses whether there are events or changes in circumstances that indicate that the rental equipment’s carrying amount may not be recoverable. Management judgment is necessary in identifying impairment indicators, including the period over which assets have not been rented, the period any assets have been down for repair, the current market conditions and the level of return on investment generated from the assets.
Business Combinations
We have made multiple acquisitions in the past and during the periods presented in this report and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. The consideration transferred in a business combination is the fair value at the acquisition date of the assets transferred and the liabilities assumed by the Company and includes the fair value of any contingent consideration arrangement. The estimated range of undiscounted payment in respect of the contingent consideration was zero to $33 million, zero to $23 million and zero to $37 million as of April 30, 2026, 2025 and 2024, respectively. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisition assets acquired. Rental equipment is valued utilizing either a cost or market approach, depending on the asset being valued and the availability of market data. Goodwill is calculated as the excess of the cost of the acquired business over the net of the fair value of the assets acquired and the liabilities assumed. The intangible assets that the Company has acquired are primarily customer relationships and non-compete agreements, which are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets.
Determining the fair value of the assets and liabilities acquired can be judgmental in nature and can involve the use of significant estimates and assumptions. The estimates and assumptions used in valuing acquired assets include, but are not limited to, the amount and timing of projected future cash flows, discount rates used to determine the present value of these cash flows and the useful lives of the assets. Although the Company’s fair value estimates are based upon assumptions believed to be reasonable, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period of one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of fair values of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in earnings on the income statement.
As part of an acquisition, the Company will also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, inventory, accounts receivable, accounts payable and other working capital items. Due to their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities’ balance sheets. Acquisition-related expenses are recognized separately from the business combination and expensed as selling, general and administrative expenses in the income statement as incurred.
Evaluation of Goodwill Impairment
We test the recoverability of goodwill on an annual basis and at interim periods when events or circumstances indicate that an impairment loss may have been incurred. The annual analysis is conducted in the fourth quarter each year.
When conducting the goodwill impairment test, we compare the fair value of our reporting units with the carrying value. The goodwill impairment test is conducted at the reporting unit level, which is the same as, or one level below, an operating segment for which discrete financial information is available and regularly reviewed by segment management. If the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge for the amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
Prior to conducting an impairment test, we may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If a quantitative impairment test is performed, the fair value of the reporting unit is estimated using a combination of an income approach on the present value of estimated future cash flows and a market approach based on published earnings multiples of comparable entities with similar operations and economic characteristics as well as acquisition multiples paid in recent transactions. As part of our income approach, we make several assumptions and estimates.
The following assumptions are significant to our income approach:

•Business projections: We make assumptions about levels of rental market activity, inflation and costs. These assumptions drive our budget and forecasting assumptions for pricing, rental demand and costs within our business, and feed into our budgeting and forecasting processes, which result in projected income statements, balance sheets and cash flow projections over a three-year horizon.
•Long-term growth rate and terminal value: Beyond the initial three-year period of business projections, we utilize an assumed long-term growth rate for a further seven years, representing the expected rate at which a reporting unit’s cash flow is projected to grow. At the end of the ten-year period projected by the business projections and application of long-term growth rate, we calculate a terminal value based on relevant market multiples.
•Discount rates: Each reporting unit’s estimated future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be expected by a market participant.
As part of our market approach, we estimate fair value based on multiples paid in recent acquisitions of companies by ourselves and peer-group companies.
In connection with our goodwill impairment test that was conducted during the fiscal years ended April 30, 2026, 2025 and 2024, we bypassed the optional qualitative assessment for each reporting unit and quantitatively compared the fair values of our reporting units with their carrying values.
While we believe that our discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about our underlying business activities, many of the factors used in assessing the fair value are outside of the control of management. Accordingly, the underlying assumptions and estimates may change in the future, which could materially affect the estimate of the fair value of a reporting unit and, thus, the likelihood and amount of potential impairment.
There were no indicators of goodwill impairment during the fiscal years ended April 30, 2025 and 2024. During the fiscal year ended April 30, 2026, an impairment indicator was identified in the U.K. reporting unit as a result of the operational restructure of the United Kingdom segment. Accordingly, management undertook an interim quantitative goodwill impairment test for the U.K. reporting unit as of October 31, 2025, followed by an annual test as of March 31, 2026. No impairment was recognized as a result of these tests, but the fair value of the United Kingdom reporting unit was not substantially in excess of its carrying value and hence is sensitive to changes in key assumptions, including the discount rate, terminal value, projected revenue growth, EBITDA margin, and capital expenditure requirements. Future modest adverse changes in actual or forecasted operating results, market multiples, discount rates, capital expenditure requirements, or other market participant assumptions could result in the fair value of the U.K. reporting unit declining below its carrying value and could require the Company to recognize a goodwill impairment charge in a future period.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense (benefit) in the period the tax rates are enacted.
The Company’s deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of deferred tax assets for each of the jurisdictions in which we operate by assessing all positive and negative evidence. This includes historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the reversal of certain deferred tax liabilities, tax law carry back capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred tax assets are expected to be realized within the tax carryforward period allowed for that specific jurisdiction, we would conclude that no valuation allowance would be required. To the extent that the deferred tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, the Company establishes a valuation allowance.
We have historically considered the undistributed earnings of foreign subsidiaries to be indefinitely reinvested, and accordingly, no taxes have been provided on such earnings. We regularly review our cash position and determination of indefinite reinvestment of foreign earnings. If it is determined that all or a portion of such foreign earnings would be repatriated, we may be subject to additional foreign withholding taxes and U.S. state income taxes.

We are subject to ongoing tax examinations and assessments in various jurisdictions, and accruals for tax contingencies are established based on the probable outcomes of such examinations. We recognize benefits from tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized in the combined financial statements from such positions are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Judgment is required in evaluating tax positions and determining unrecognized tax benefits, which could increase or decrease our effective tax rate as well as impact our operating results. We regularly re-evaluate the technical merits of our tax positions and may recognize the benefit of a tax position in certain circumstances, including when: (1) a tax examination is completed; (2) applicable tax laws change, including through a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires.
Segment Information
Our reportable operating segments are: (i) North America – General Tool, (ii) North America – Specialty, and (iii) the United Kingdom (see “Segment Information” under Item 8 “Financial Statements and Supplementary Data” for further information). This division reflects the basis upon which we review the performance and allocate resources to the business.
The Company manages debt, its lease portfolio, and taxation centrally, rather than by operating segments. Accordingly, segmental costs are stated excluding the impact of ASC 842 lease accounting in relation to the Company’s property leases, and before interest and taxation, which are reported as central cost items. There are no material sales between the operating segments.
Our Chief Operating Decision Maker (the “CODM”), is the primary individual in control of resource allocation between the segments. Segment performance and resource allocation are evaluated based on adjusted segment operating profit. The most significant allocation determinations made by the CODM using adjusted segment operating profit relate to purchases of rental equipment. These determinations are generally made throughout the year.
In addition to segment results, we also report capital expenditure and assets by operating segment. Capital expenditure represents additions to rental equipment, property and equipment, and includes additions through the acquisition of businesses. Operating segment assets exclude corporate assets, such as cash and cash equivalents, corporate facilities, other intangible assets, and tax assets.
The table below presents selected financial information by reportable segment.

(In millions)	North America – General Tool	North America – Specialty	United Kingdom
Year ended April 30, 2026
Equipment rentals	$6,013	$3,505	$802
Sales of rental equipment	324	77	50
Sales of new equipment, merchandise and consumables	170	133	80
Total revenues	6,507	3,715	932
Cost of rental equipment sales	(273)	(71)	(38)
Staff costs(1)	(1,325)	(716)	(267)
Depreciation	(1,415)	(545)	(175)
Other segment items(2)	(1,562)	(1,207)	(393)
Adjusted segment operating profit	$1,932	$1,176	$59

Year ended April 30, 2025
Equipment rentals	$5,889	$3,313	$778
Sales of rental equipment	338	79	50
Sales of new equipment, merchandise and consumables	170	95	79
Total revenues	6,397	3,487	907
Cost of rental equipment sales	(280)	(73)	(33)
Staff costs(1)	(1,224)	(677)	(258)
Depreciation	(1,384)	(539)	(171)
Other segment items(2)	(1,416)	(1,060)	(372)
Adjusted segment operating profit	$2,093	$1,138	$73

(In millions)	North America – General Tool	North America – Specialty	United Kingdom

Year ended April 30, 2024
Equipment rentals	$5,826	$3,062	$742
Sales of rental equipment	721	73	65
Sales of new equipment, merchandise and consumables	174	115	81
Total revenues	6,721	3,250	888
Cost of rental equipment sales	(530)	(66)	(40)
Staff costs(1)	(1,199)	(696)	(267)
Depreciation	(1,259)	(470)	(164)
Other segment items(2)	(1,339)	(1,054)	(364)
Adjusted segment operating profit	$2,394	$964	$53
(1)Staff costs comprise salaries and related benefits and retirement costs.
(2)Other segment items consist of spares, vehicle, facility and other miscellaneous costs.
Adjusted segment operating profit
North America – General Tool. In the North America – General Tool segment, equipment rentals revenue increased $124 million, or 2%, in the fiscal year ended April 30, 2026, driven primarily through volume growth with average original equipment cost increasing 3%, offset modestly by dollar utilization decreasing to 47%, from 48% in the fiscal year ended April 30, 2025. This increase in equipment rentals revenue was offset by increases in certain variable costs of the business. Staff costs increased by $101 million, or 8%, and other variable costs such as internal rental repairs and costs to reposition our fleet to maximize utilization increased as the business worked to maximize its fleet available to rent. Adjusted segment operating profit decreased by $161 million, or 8%, to $1,932 million in the year ended April 30, 2026, from $2,093 million in the year ended April 30, 2025.
North America – Specialty. In the North America – Specialty segment, equipment rentals revenue increased $192 million, or 6%, in the year ended April 30, 2026, with average original equipment cost increasing 3%, coupled with dollar utilization increasing to 75% compared to 73% in the prior year. We estimated that equipment rentals revenue in the fiscal year ended April 30, 2025 related to the hurricane storm response was $60 million to $70 million . There were no comparable weather events in the fiscal year ended April 30, 2026. This increase in equipment rentals was offset by increases in certain variable costs of the business. Staff costs increased by $39 million, or 6%, and other variable costs such as internal rental repairs and costs to reposition our fleet to maximize utilization increased as the business worked to maximize its fleet available to rent. Adjusted segment operating profit increased by $38 million, or 3%, to $1,176 million in the year ended April 30, 2026, from $1,138 million in the fiscal year ended April 30, 2025.
United Kingdom. In the United Kingdom segment, adjusted segment operating profit decreased $14 million, or 19%, to $59 million in the year ended April 30, 2026, from $73 million in the year ended April 30, 2025. The decrease in adjusted segment operating profit arose primarily due to an increase in staff costs of 3% and an increase in depreciation of 2%.
Please see “Results of Operations” above for a further discussion of our segment results during the periods presented.
Key Financial Metrics
We use the following key performance indicators (“KPIs”) and non-GAAP financial measures to analyze our business performance and financial position and to develop strategic plans, which we believe provide useful information to the market to aid in understanding and evaluating our results of operations and financial position in the same manner as our management team. Certain judgments and estimates are inherent in our process to calculate these metrics. Certain of these metrics are operating statistics that may not be derived from our consolidated financial statements. These metrics are presented for supplemental information purposes only, should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may differ from similarly titled metrics or measures presented by other companies. See “Non-GAAP Financial Measures” below for our definitions of these non-GAAP financial measures, information about how and why we use these non-GAAP financial measures and a reconciliation of each of these non-GAAP financial measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP.

The following table sets forth a summary of the key financial metrics.

($ in millions, unless otherwise stated)	Year ended April 30,
	2026	2025	2024
Net income	$1,325	$1,553	$1,572
Net income margin	12%	14%	14%
EBITDA(1)	$4,497	$4,746	$4,569
EBITDA margin (1)	40%	44%	42%
Adjusted EBITDA(1)	$4,677	$4,752	$4,661
Adjusted EBITDA margin(1)	42%	44%	43%
Net cash provided by operating activities	$3,784	$3,844	$3,664
Free cash flow(1)	2,055	1,675	126
Operating income	2,181	2,499	2,511
Adjusted operating profit(1)	2,500	2,615	2,735
Dollar utilization
North America – General Tool	47%	48%	51%
North America – Specialty	75%	73%	74%
United Kingdom	53%	53%	53%
Original equipment cost
North America – General Tool	$12,946	$12,523	$11,940
North America – Specialty	4,828	4,523	4,406
United Kingdom	1,457	1,521	1,413
(1)Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for definitions and reconciliations to the most directly comparable U.S. GAAP measure.
Key Performance Indicators
We use the KPIs “dollar utilization” and “original equipment cost" (or “OEC”) to evaluate our business, measure our performance, identify trends and make business decisions. These measures are not directly comparable to, and should not be considered a substitute for, financial information presented in accordance with U.S. GAAP, and may differ from similarly titled metrics or measures presented by other companies.
Dollar utilization
We consider “dollar utilization” to be a KPI on a segment basis. Dollar utilization reflects the ratio of rental revenue earned from equipment compared with the original cost of equipment. Dollar utilization is calculated as (i) revenue from equipment rentals in each month during the preceding twelve-month period divided by (ii) average original equipment cost of our fleet measured during such period, in each case on a segment basis. Dollar utilization is influenced by various factors, including the average original equipment cost of our rental fleet, the level of physical utilization of our rental fleet, customer rental rates, ancillary rental revenues, inflation, as well as customer and product mix.
Management believes that dollar utilization provides useful information to investors and management to demonstrate how effectively we recover value from our rental assets. Management uses dollar utilization when reviewing operating performance on a segment basis and to help inform capital allocation decisions within the business.
Original equipment cost
We consider original equipment cost to be a KPI on a segment basis. OEC reflects the original cost of our equipment on rent.
Management believes that OEC, along with dollar utilization, provide useful information to investors and management to demonstrate the utilization of our rental equipment. Management uses OEC when reviewing operating performance on a segment basis and to help inform capital allocation decisions within the business.
Non-GAAP Financial Measures
The consolidated financial statements included elsewhere in this document have been prepared in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide additional meaningful financial information that may be relevant when assessing its ongoing performance. We use the non-GAAP financial measures “adjusted operating profit,” “EBITDA,” “adjusted EBITDA,” “EBITDA margin,” “adjusted EBITDA margin,” and “free cash flow.” These financial measures are not defined or recognized under U.S. GAAP and are presented because we believe that these measures provide both management and users of our consolidated financial statements with useful additional information when evaluating our operating and financial performance. However, these non-GAAP financial measures should not be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. They should not be viewed as alternatives to operating income (loss), net income (loss), operating cash flows, or other measures of financial performance or liquidity presented in accordance with U.S. GAAP. Consequently, the methodology used for their calculation may not be consistent with that adopted by other companies and, therefore, the non-GAAP measures presented may not be comparable with those of other companies. Some of the limitations of non-GAAP measures are that: (i) they do not reflect our cash expenditures or future requirements for capital investments or contractual commitments; (ii) they do not reflect changes in, or cash requirements for, our working capital needs; and (iii) they do not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our debt.
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin
We use the non-GAAP measures “EBITDA,” “EBITDA margin,” “adjusted EBITDA,” and “adjusted EBITDA margin” to evaluate our overall financial performance. The composition of these measures is not addressed or prescribed by U.S. GAAP. We define EBITDA as net income before provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA before stock-based compensation expense, net and restructuring costs, which in the fiscal year ended April 30, 2025 relate to costs associated with the Redomiciliation and U.S. Listing and in the year ended April 30, 2026 relate to costs associated with the Redomiciliation and U.S. Listing and the operational restructure of the United Kingdom segment. These items are excluded from adjusted EBITDA to allow investors to make a more meaningful comparison between our core performance over different periods of time, as well as with those of similar companies. EBITDA margin is defined as EBITDA divided by total revenues. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenues.
Management believes that EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin, when viewed with the Company's results under U.S. GAAP and the accompanying reconciliations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA help investors gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

The table below presents a reconciliation of the non-GAAP measures EBITDA and adjusted EBITDA to net income, as well as the EBITDA margin and adjusted EBITDA margin to net income margin, which in each case represents in management's view, the most directly comparable U.S. GAAP measure, for the periods indicated.

	Year Ended April 30,
($ in millions, unless otherwise stated)	2026	2025	2024
Net income	$1,325	$1,553	$1,572
Provision for income taxes	476	517	522
Interest expense, net	387	425	428
Depreciation of rental equipment	1,851	1,815	1,653
Non-rental depreciation and amortization	458	436	394
EBITDA	$4,497	$4,746	$4,569
Stock based compensation expense, net	65	(9)	92
Restructuring costs:(1)
Staff costs	33	4	—
Other restructuring costs	82	11	—
Adjusted EBITDA	$4,677	$4,752	$4,661

Total revenues	$11,154	$10,791	$10,859
Net income margin(2)	12%	14%	14%
EBITDA margin	40%	44%	42%
Adjusted EBITDA margin	42%	44%	43%
(1)Restructuring costs relate to staff and other costs incurred in relation to the Redomiciliation and U.S. Listing and, in the year ended April 30, 2026, the operational restructure of the United Kingdom segment.
(2)Net income margin is calculated as net income divided by total revenues.
Free cash flow
We use the non-GAAP measure “free cash flow” to reflect the cash retained by the Company prior to discretionary expenditure on acquisitions and returns to shareholders. The composition of these measures is not addressed or prescribed by U.S. GAAP. We define free cash flow as net cash provided by operating activities less net expenditure on rental and non-rental equipment (comprising payments for purchases of equipment less disposal proceeds received in relation to sales of equipment).
Management believes that free cash flow provides useful information to management and investors as an additional liquidity measure because it measures the amount of cash available, after net expenditures on rental and non-rental equipment, for activities such as making discretionary expenditures on acquisitions and providing returns to shareholders.
The table below presents a reconciliation of the non-GAAP measure free cash flow to net cash provided by operating activities, which represents, in management’s view, the most directly comparable U.S. GAAP measure, for the periods indicated.

	Year Ended April 30,
(In millions)	2026	2025	2024
Net cash provided by operating activities	$3,784	$3,844	$3,664
Payments for purchases of rental equipment	(1,842)	(2,251)	(3,759)
Payments for non-rental property and equipment	(352)	(441)	(659)
Proceeds from sales of rental equipment	424	462	832
Proceeds from disposal of non-rental property and equipment	41	61	48
Free cash flow	$2,055	$1,675	$126

Adjusted operating profit
We use the non-GAAP measure “adjusted operating profit” to evaluate the underlying profitability of our core operations. The composition of this measure is not addressed or prescribed by U.S. GAAP. We define adjusted operating profit as operating income after other income (expense), net, and before amortization of acquired intangibles, stock-based compensation expense, net, and restructuring costs, which in the year ended April 30, 2026 relate to costs associated with the Redomiciliation and U.S. Listing and the operational restructure of the United Kingdom segment.
Management believes that adjusted operating profit provides useful information to management and investors about the Company's underlying profitability without regard to non-core items that may not be indicative of our main business activities, thus allowing for a more meaningful comparison between our core performance over different periods of time, as well as those of other similar companies.
The table below presents a reconciliation of the non-GAAP measure adjusting operating profit to operating income, which represents, in management's view, the most directly comparable U.S. GAAP measure, for the periods indicated.

	Year Ended April 30,
(In millions)	2026	2025	2024
Operating income	$2,181	$2,499	$2,511
Other income (expense), net	7	(4)	11
Amortization of acquired intangibles	113	114	121
Stock based compensation expense, net	65	(9)	92
Restructuring costs:(1)
Staff costs	33	4	—
Impairment	19	—	—
Other restructuring costs	82	11	—
Adjusted operating profit	$2,500	$2,615	$2,735
(1)Restructuring costs relate to staff, impairment and other costs incurred in relation to the Redomiciliation and U.S. Listing and, in the year ended April 30, 2026, the operational restructure of the United Kingdom segment.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to a variety of market risks, primarily related to changes in interest rates and foreign currencies.
Interest Rate Risk
As of April 30, 2026, we had $7,583 million of outstanding debt, of which 81% bears interest at a fixed rate and 19% bears interest at a floating rate. Since our accounting policy requires all borrowings to be held at amortized cost, the carrying value of fixed rate debt is unaffected by changes in credit conditions in the debt markets and, accordingly, there is no exposure to fair value interest rate risk. We are, however, exposed to interest rate risk on our floating rate debt under the ABL Facility, and fluctuations in interest rates may affect our interest expense under the ABL Facility and any new debt arrangement.
Our ABL Facility is priced based on average availability according to a grid, varying from the applicable benchmark interest rate (SOFR for U.S. dollar, SONIA for British pound and CORRA for Canadian dollar loans) plus 125 basis points to 137.5 basis points. As of April 30, 2026, the interest rates applicable to the floating rate debt were the applicable benchmark interest rate plus 125 basis points. As of the same date, based on the amount of floating rate debt outstanding, the Company's pre-tax profits would change by approximately $14 million for each percentage point change in interest rates applicable to the floating rate debt and, after tax effects, equity would change by approximately $11 million. The amount of our floating rate debt may fluctuate as a result of changes in the amount of debt outstanding under the ABL Facility.
We periodically utilize interest rate swap agreements to manage and mitigate our exposure to changes in interest rates. However, as of April 30, 2026, we had no such swap agreements outstanding. We may also at times hold cash and cash equivalents which earn interest at a variable rate.
Currency Risk
Although our reporting currency is the U.S. dollar, we derived 15% of our revenue for the year ended April 30, 2026 from companies that have non-U.S. dollar currencies, primarily British pounds and Canadian dollars from our U.K. and Canadian businesses, respectively. Consequently, any change in exchange rates between the U.S. dollar and British pound or the Canadian dollar will affect our consolidated income statement and balance sheet when our results are translated into U.S. dollars for reporting purposes.
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
Based on the currency mix of our profits and debt levels, interest and exchange rates as of April 30, 2026, a 1% change in the Canadian dollar and British pound to U.S. dollar exchange rates would impact pre-tax profits on an annualized basis by $0.5 million and equity by $20.4 million. As of April 30, 2026, we had no outstanding foreign exchange contracts.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sunbelt Rentals Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sunbelt Rentals Holdings, Inc. and its subsidiaries (the “Company”) as of April 30, 2026, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Tax-free Determination of the Company’s Reorganization
As described in Note 6 to the consolidated financial statements, to facilitate the relisting as a U.S. parented group, the Company, along with other intermediary steps, completed a U.K. court-sanctioned scheme and an internal spin-off (the “Reorganization”). The Reorganization replaced Ashtead Group plc with a new U.S. holdings company, Sunbelt Rentals Holdings, Inc., and distributed the U.S. operating group from Ashtead Group plc to the Company. Management determined that the Reorganization qualifies as tax-free under the applicable sections of the U.S. Federal and U.K. tax law. In making these determinations, management applied relevant tax law to the facts and obtained third party legal and tax opinions related to the concluded tax treatment. If the Reorganization were later determined to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.
The principal considerations for our determination that performing procedures relating to the tax-free determination of the Company’s reorganization is a critical audit matter are (i) a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination that the reorganization qualifies as tax-free and (ii) the audit effort involved the use of professionals with specialized audit skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the tax-free treatment of the reorganization; (ii) evaluating the information used in management’s determination, including the plan and execution of transaction steps in the reorganization, relevant tax law, and third party legal and tax opinions; and (iii) evaluating the reasonableness of management’s position that the reorganization qualifies for tax-free status. Professionals with specialized skill and knowledge were used to assist in evaluating the transaction, third party legal and tax opinions, and certain representations from management and other relevant evidence used by management, as well as the application of relevant tax law.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
June 23, 2026
We have served as the Company’s auditor since 2026.

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Ashtead Group plc
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Ashtead Group plc and its subsidiaries (the “Company” and the accounting predecessor to Sunbelt Rentals Holdings, Inc.) as of April 30, 2025, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the two years in the period ended April 30, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

London, United Kingdom
September 5, 2025
We served as the Company's auditor from 2022 to 2025.

SUNBELT RENTALS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
(In millions, except share data)	2026	2025
ASSETS
Cash and cash equivalents	$29	$21
Accounts receivable, net of allowance for credit losses of $105 and $102, respectively	1,669	1,481
Inventory	180	147
Prepaid expenses and other assets	354	372
Total current assets	2,232	2,021
Rental equipment, net	11,224	11,340
Property and equipment, net	2,063	2,038
Goodwill	3,476	3,348
Other intangible assets, net	338	433
Operating lease right-of-use assets	2,664	2,523
Other long-term assets	271	267
Total non-current assets	20,036	19,949
Total assets	$22,268	$21,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$550	$—
Accounts payable	472	302
Accrued expenses and other liabilities	1,167	991
Operating lease liabilities	287	266
Total current liabilities	2,476	1,559
Long-term debt	7,033	7,500
Deferred taxes	2,394	2,288
Non-current portion of operating lease liabilities	2,577	2,434
Other long-term liabilities	379	390
Total non-current liabilities	12,383	12,612
Total liabilities	14,859	14,171
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock – £0.10 ($0.18) par value, 451,354,833 and 430,708,216 shares issued and outstanding, respectively, as of April 30, 2025	—	82
Common stock – $0.01 par value, 413,965,587 and 410,272,086 shares issued and outstanding, respectively, as of April 30, 2026	4	—
Additional paid-in capital	204	46
Retained earnings	7,646	9,103
Treasury stock at cost – 3,693,501 and 20,111,957 shares as of April 30, 2026 and April 30, 2025, respectively	(259)	(1,171)
Common stock held by the ESOT – 0 and 534,660 shares as of April 30, 2026 and April 30, 2025, respectively	—	(35)
Accumulated other comprehensive loss	(186)	(226)
Total stockholders’ equity	7,409	7,799
Total liabilities and stockholders’ equity	$22,268	$21,970
See accompanying notes to the consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
(In millions, except per share amounts)	2026	2025	2024
Revenues:
Equipment rentals	$10,320	$9,980	$9,630
Sales of rental equipment	451	467	859
Sales of new equipment, merchandise and consumables	383	344	370
Total revenues	11,154	10,791	10,859
Cost of revenues:
Cost of equipment rentals, excluding depreciation	4,394	4,069	3,874
Depreciation of rental equipment	1,851	1,815	1,653
Cost of rental equipment sales	386	386	636
Cost of sales of new equipment, merchandise and consumables	233	201	219
Total cost of revenues	6,864	6,471	6,382
Gross profit	4,290	4,320	4,477
Selling, general and administrative expenses	1,651	1,385	1,572
Non-rental depreciation and amortization	458	436	394
Operating income	2,181	2,499	2,511
Interest expense, net	387	425	428
Other (income) expense, net	(7)	4	(11)
Income before provision for income taxes	1,801	2,070	2,094
Provision for income taxes	476	517	522
Net income	$1,325	$1,553	$1,572
Basic earnings per share	$3.15	$3.56	$3.60
Diluted earnings per share	$3.15	$3.55	$3.58
See accompanying notes to the consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	Year Ended April 30,
(In millions)	2026	2025	2024
Net income	$1,325	$1,553	$1,572
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments(1)	40	54	(16)
Other comprehensive income (loss)	40	54	(16)
Total comprehensive income	$1,365	$1,607	$1,556
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive income (loss) during 2026, 2025, or 2024. There was no material tax impact related to the foreign currency translation adjustments during the years ended April 30, 2026, 2025, or 2024.
See accompanying notes to the consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Ashtead Share Capital	Sunbelt Rentals Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common stock held by the ESOT	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of May 1, 2023	$82	$—	$35	$6,937	$(741)	$(39)	$(264)	$6,010
Net income	—	—	—	1,572	—	—	—	1,572
Foreign currency translation adjustments	—	—	—	—	—	—	(16)	(16)
Dividends, $1.01 per share	—	—	—	(437)	—	—	—	(437)
Stock-based compensation	—	—	2	12	—	25	—	39
Repurchase of common stock	—	—	—	—	(78)	(30)	—	(108)
Balance as of April 30, 2024	$82	$—	$37	$8,084	$(819)	$(44)	$(280)	$7,060
Net income	—	—	—	1,553	—	—	—	1,553
Foreign currency translation adjustments	—	—	—		—	—	54	54
Dividends, $1.25 per share	—	—	—	(547)	—	—	—	(547)
Stock-based compensation	—	—	9	13	—	94	—	116
Repurchase of common stock	—	—	—	—	(352)	(85)	—	(437)
Balance as of April 30, 2025	$82	$—	$46	$9,103	$(1,171)	$(35)	$(226)	$7,799
Net income	—	—	—	1,325	—	—	—	1,325
Foreign currency translation adjustments	—	—	—	—	—	—	40	40
Dividends, $1.10 per share	—	—	—	(461)	—	—	—	(461)
Cancellation of treasury shares	(7)	—	7	(2,319)	2,319	—	—	—
Cancellation of common stock	(75)	—	—	—	—	—	—	(75)
Repurchase of common stock	—	—	—	—	(1,407)	(19)	—	(1,426)
Issuance of common stock	—	4	71	—	—	—	—	75
Stock-based compensation	—	—	19	(3)	—	31	—	47
Reclassification of share-based payment from liability to equity	—	—	61	—	—	—	—	61
Sale of shares by ESOT	—	—	—	1	—	23	—	24
Balance as of April 30, 2026	$—	$4	$204	$7,646	$(259)	$—	$(186)	$7,409
See accompanying notes to the consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
(In millions)	2026	2025	2024
Cash flows from operating activities:
Net income	$1,325	$1,553	$1,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,309	2,251	2,047
Gain on sales of rental equipment	(65)	(81)	(223)
Gain on sales of non-rental equipment	(6)	(17)	(17)
Deferred tax expense	93	42	236
Non-cash operating lease expense	310	288	262
Stock based compensation expense	80	(9)	92
Provision for receivable allowances	64	28	84
Other	14	33	10
Changes in operating assets and liabilities, net of amounts acquired:
(Increase) decrease in accounts receivable	(206)	22	(184)
(Increase) decrease in inventory	(30)	15	21
Decrease (increase) in prepaid expenses and other assets	15	(74)	(89)
Increase (decrease) in accounts payable	57	2	(24)
Decrease in operating lease liabilities	(287)	(268)	(243)
Increase in accrued expenses and other liabilities	111	59	120
Net cash provided by operating activities	3,784	3,844	3,664
Cash flows from investing activities
Payments for acquisition of businesses, net of cash acquired	(206)	(134)	(846)
Proceeds from disposal of business	16	—	—
Payments for purchases of rental equipment	(1,842)	(2,251)	(3,759)
Payments for purchases of non-rental property and equipment	(352)	(441)	(659)
Proceeds from sales of rental equipment	424	462	832
Proceeds from sales of non-rental property and equipment	41	61	48
Payments for purchases of intangibles	(6)	(15)	(29)
Other	—	—	(15)
Net cash used in investing activities	(1,925)	(2,318)	(4,428)
Cash flows from financing activities
Proceeds from debt	1,496	1,309	3,616
Payments of debt	(1,457)	(1,832)	(2,275)
Repayments of principal under finance lease liabilities	(18)	(18)	(12)
Payment of contingent consideration	—	(13)	(30)
Dividends paid	(464)	(544)	(436)
Common stock repurchased by the ESOT	(19)	(86)	(30)
Common stock sold by the ESOT	24	—	—
Common stock repurchased	(1,413)	(342)	(78)
Net cash (used in) provided by financing activities	(1,851)	(1,526)	755
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	8	—	(9)
Cash and cash equivalents at the beginning of year	21	21	30
Cash and cash equivalents at the end of period	$29	$21	$21

	Year Ended April 30,
(In millions)	2026	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$368	$416	$392
Cash paid for income taxes, net	332	425	246
See accompanying notes to the consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data and unless otherwise indicated)
1. Organization and Description of Business
Sunbelt Rentals Holdings, Inc. (including subsidiaries, the “Company” or “Sunbelt”) (NYSE: SUNB; LSE: SUNB) was formed as a Delaware corporation in February 2025. Sunbelt is an international equipment rental company with national networks in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company rents a broad range of construction, industrial, general and specialty equipment across a wide variety of applications to a wide customer base.
Effective on February 27, 2026 (the “Effective Date”), the Company implemented a new corporate structure by completing a U.K. court-sanctioned scheme of arrangement under the U.K. Companies Act 2006 (the “Scheme”). This resulted in (i) Ashtead Group plc becoming a direct, wholly owned subsidiary of Sunbelt Rentals Holdings Inc. and (ii) the shareholders of Ashtead Group plc at the designated record time for the Scheme no longer holding shares of Ashtead Group plc but instead holding shares of common stock of Sunbelt Rentals Holdings, Inc.. Each Ashtead Group plc shareholder received one share of Sunbelt Rentals Holdings, Inc. common stock, par value $0.01 per share, for each Ashtead Group plc ordinary share held immediately prior to completion of the Scheme. As a result of the Scheme, Sunbelt Rentals Holdings, Inc. became the successor issuer to Ashtead Group plc, which was subsequently converted into a private company and renamed Ashtead Group Limited.
Prior to completion of the Scheme, Sunbelt Rentals Holdings, Inc. had no material assets, liabilities, operations, contingencies or commitments other than those related to its formation and the Redomiciliation. The Scheme was accounted for as a transaction among entities under common control. Accordingly, the historical consolidated financial statements of Ashtead Group plc became the historical consolidated financial statements of Sunbelt Rentals Holdings, Inc. The Redomiciliation did not result in a change in the underlying business, operations, strategy, assets, liabilities or cash flows of the Company.
In the current period, these consolidated financial statements reflect the effects of the new corporate structure with Sunbelt Rentals Holdings, Inc. as the ultimate parent company. For periods prior to the Effective Date, these consolidated financial statements reflect the historical results, assets, liabilities and cash flows of Ashtead Group Limited and its subsidiaries as the accounting predecessor. “Sunbelt,” “we,” “us” and “our” for periods prior to the Effective Date refer to Ashtead Group plc and its consolidated subsidiaries, and references for periods on or after the Effective Date refer to Sunbelt Rentals Holdings, Inc. and its consolidated subsidiaries.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s fiscal year ends on April 30. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its partially owned subsidiaries where the Company has controlling financial interest. All intercompany balances and transactions have been eliminated on consolidation.

Foreign Currency Translation and Transactions
The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s subsidiaries is the currency of the primary economic environment in which they operate. Assets and liabilities of foreign subsidiaries that have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within stockholders’ equity. Foreign currency gains and losses resulting from transactions are included in the income statement.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, allowance for credit losses, depreciation of rental equipment, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill, valuation of acquired intangible assets, reserves for litigation and other contingencies, and accounting for income taxes, among others. Actual results could materially differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited due to a large customer base of unrelated customers. The Company manages credit risk using credit reference agencies and the maintenance of credit control functions. During the years ended April 30, 2026, 2025 and 2024, no individual customer accounted for 10% or more of total revenues and no customer represented 10% or more of total accounts receivable.
Cash and Cash Equivalents
Cash and cash equivalents comprises cash balances and highly liquid instruments with original maturities of less than, or equal to, three months.
Allowance for Credit Losses
Accounts receivable is stated net of allowances. The allowances for credit losses reflect the Company’s estimate of the amount of receivables that it will be unable to collect based on historical write-off experience reflecting the level of uncollected receivables over the last year within each business, adjusted for factors that are specific to the receivables, the industry in which the Company operates and the economic environment. Adjustments to the loss allowances are recognized in the income statement. Accounts receivables are written off when recoverability is assessed as being remote while subsequent recoveries of amounts previously written off are credited to the income statement.
Inventory
Inventory consists of equipment, fuel, merchandise and spare parts. Inventory is stated at the lower of cost or market. The cost of inventory that is not ordinarily interchangeable is valued at individual cost. The cost of other inventories is determined on a first-in, first-out basis or using a weighted average cost formula, depending on the basis most suited to the specific type of inventory held.
Rental Equipment
Rental equipment is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. Cost includes rebuild costs when the rebuild extends the asset’s useful economic life and it is probable that incremental economic benefits will accrue to the Company. Rebuild costs include the cost of transporting the equipment to and from the rebuild supplier.
The range of estimated useful lives for rental equipment is 3 to 25 years. The estimated useful lives are derived from asset class characteristics, historical usage trends, anticipated service period, and prevailing industry standards. However, the majority of our fleet is depreciated over 5 to 10 years. For example, mobile elevating work platforms are depreciated over 10 years, earthmoving equipment is depreciated over 5 to 10 years, power and HVAC equipment is depreciated over 6 to 10 years and forklifts are depreciated over 5 to 10 years. Longer useful lives are generally assigned to specialized or non-mechanical assets of a highly durable nature, consistent with their expected service duration.
Rental equipment is depreciated to a salvage value of 10 to 15 percent of cost in respect of most types of rental equipment, although the range of residual values used varies between zero and 35%.
Useful lives and salvage values are reviewed on an annual basis based on the factors noted above. As a result of this assessment, the Company may make periodic adjustments to depreciation rates of rental equipment in response to changed conditions.
Costs incurred in the repair and maintenance of rental equipment are charged to the income statement as incurred.
At each reporting date, management assesses whether there are events or changes in circumstances that indicate that the rental equipment’s carrying amount may not be recoverable. Management judgment is necessary in identifying impairment indicators, including the period over which assets have not been rented, the period any assets have been down for repair, the current market conditions and the level of return on investment generated from the assets.

Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of the Company’s property and equipment are as follows:

Buildings	50 years
Motor vehicles	4 - 14 years
Office and workshop equipment	5 years
Costs incurred in the repair and maintenance of property and equipment are charged to the income statement as incurred and are included in “Selling, general and administrative expenses” and “Cost of rental equipment sales” in the consolidated statements of income.
Other Intangible Assets
Other intangible assets consist of brand names, customer lists and contract related intangible assets, and are amortized over their estimated useful lives using the straight-line method. The Company evaluates the estimated remaining useful life of its other intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization at each period end. The estimated useful lives of the other intangible assets are as follows:

Brand names	1 - 14 years
Customer lists	2 - 14 years
Contract related intangible assets	2 - 7 years
Internal use software	1 - 5 years

Impairment of Long-lived Assets Other than Goodwill
Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, the Company assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates the carrying value of such an asset may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value.
Business Combinations
The Company has made multiple acquisitions during the periods presented and may continue to make acquisitions in the future. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. The consideration transferred in a business combination is the fair value at the acquisition date of the assets transferred and the liabilities assumed by the Company and includes the fair value of any contingent consideration arrangement. The estimated range of undiscounted payment in respect of the contingent consideration is zero to $33 million, zero to $23 million and zero to $37 million as of April 30, 2026, 2025 and 2024, respectively. Long-lived assets (principally rental equipment), goodwill and other intangible assets generally represent the largest components of the acquisition assets acquired. Rental equipment is valued utilizing either a cost or market approach, depending on the asset being valued and the availability of market data. The intangible assets that the Company has acquired are primarily non-compete agreements and customer relationships, which are valued based on an excess earnings or income approach based on projected cash flows and may be amortized over the useful life if they are determined to be finite-lived intangible assets. Goodwill is calculated as the excess of the cost of the acquired business over the net of the fair value of the assets acquired and the liabilities assumed.
Determining the fair value of the assets and liabilities acquired can be judgmental in nature and can involve the use of significant estimates and assumptions. The estimates and assumptions used in valuing acquired assets include, but are not limited to, the amount and timing of projected future cash flows, discount rates used to determine the present value of these cash flows and the useful lives of the assets. Although the Company’s fair value estimates are based upon assumptions believed to be reasonable, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period of one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of fair values of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in earnings on the income statement.

As part of an acquisition, the Company will also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, inventory, accounts receivable, accounts payable and other working capital items. Due to their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities’ balance sheets. Acquisition-related expenses are recognized separately from the business combination and expensed as selling, general and administrative expenses in the income statement as incurred.
Evaluation of Goodwill Impairment
On an annual basis and at interim periods when events or circumstances indicate that an impairment loss may have been incurred, the Company tests the recoverability of its goodwill at the reporting unit level. The annual analysis is conducted as of March 31 each fiscal year. A reporting unit is the same as, or one level below, an operating segment for which discrete financial information is available and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has three reporting units which are the same as its operating segments. The Company compares the carrying value of its reporting units to its fair value and if the carrying value of the reporting unit is greater than its fair value, the Company recognizes an impairment charge for the amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.
The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If a quantitative impairment test is performed, the fair value of the reporting unit is estimated using a combination of an income approach on the present value of estimated future cash flows and a market approach based on published earnings multiples of comparable entities with similar operations and economic characteristics as well as acquisition multiples paid in recent transactions. The Company’s discounted cash flows are based on management's estimates, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company.
Leases – The Company as the Lessee
The Company determines if an agreement is a lease at inception. The Company’s material lease contracts are generally for real estate or vehicles, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company considers the contractual terms to determine the lease term used to record each lease agreement. The lease terms may include options, at the Company’s sole discretion, to extend or terminate the lease that it is reasonably certain to exercise. The Company determines the lease term used to record each lease by including the initial lease term and, in the case where there are options to extend, will include the option to extend if it has determined that it reasonably certain that the Company would exercise those options. Most real estate leases include one or more options to renew, with renewal periods typically of five years each.
Leases are classified as either finance or operating at inception of the lease and reassessed each time a lease is modified, with classification affecting the pattern of expense recognition in the income statement. Operating and finance leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent the Company’s right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. The ROU assets also include any lease payments made and less any lease incentives received.
As the implicit rate of most of our leases is not readily determinable, the liability is calculated as the present value of the remaining minimum lease payments using the Company’s incremental borrowing rate at the commencement of the lease. The determination of the incremental borrowing rate takes into consideration the expected term of the lease, the currency in which the lease is denominated, and a financing spread adjustment based on the actual borrowing rate incurred by the Company. Operating lease cost is recorded on a straight-line basis over the remaining lease term. Finance lease cost includes amortization of the ROU assets on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset and interest on the lease liabilities using the effective interest method.
Leases with a lease term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company also leases certain equipment that it rents to its customers where the payments vary based upon the amount of time the equipment is on rent. The Company generates sublease revenue from such leases that it refers to as “re-rent revenue” as discussed under “Equipment rental revenue” in Note 2 to the consolidated financial statements. The initial term of these leases is 12 months or less and, therefore, no lease liability or ROU assets have been recorded. Apart from the re-rent revenue discussed in Note 2, the Company does not generate material sublease income.

Fair Value Measurement
Fair value measurements are categorized in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1 - Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities include:
a)quoted prices for similar assets or liabilities in active markets;
b)quoted prices for identical or similar assets or liabilities in inactive markets;
c)inputs other than quoted prices that are observable for the asset or liability; and
d)inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 - Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.
Revenue Recognition
The Company is principally engaged in the business of renting equipment. Ancillary to the Company’s principal equipment rental business, the Company also sells used rental equipment, new equipment and merchandise and consumables and offers certain services to support its customers. The Company’s rental transactions are accounted for under ASC Topic 842, Leases, (“Topic 842”), while the sale of rental and new equipment, merchandise and consumables along with certain services provided to customers are recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”). Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
Lease revenues (Topic 842)
Equipment rental revenue
The Company offers a broad portfolio of equipment for rent. Equipment rental revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. These lease contracts are operating leases under Topic 842. As the rental contracts can extend across reporting periods, the Company records unbilled rental revenues and deferred revenues at the end of reporting periods to ensure rental revenues earned is appropriately stated for the periods presented. Receivables from unbilled rental revenue is included in “Prepaid expenses and other assets” and deferred revenue is included in “Accrued expenses and other liabilities” in the consolidated balance sheet.
Also included in equipment rental revenue is re-rent revenue in which the Company will rent specific pieces of equipment from vendors and then re-rent that equipment to its customers. Provisions for discounts, rebates to customers and other adjustments are provided for in the period the related revenue is recorded.
Other
Other equipment rental revenue is primarily comprised of fees for the Company’s loss damage waiver and environmental charges. Fees paid for the loss damage waiver allow customers to limit the risk of financial loss in the event the Company’s equipment is damaged or lost. Fees for the loss damage waiver and environmental recovery fees are recognized on a straight-line basis over the length of the rental contract.
Revenues from contracts with customers (Topic 606)
Delivery and pick-up is rental delivery and collection revenue which is recognized when the services are performed at the time of delivery or collection, respectively, and the performance obligation is therefore fulfilled.
Other rental revenue: Other is primarily comprised of revenues associated with the consumption of fuel by our customers, erection and dismantling services provided and other ancillary services provided in connection with the rental of equipment. The company recognizes revenue as the services are provided.

Sales of rental equipment, new equipment, merchandise and consumables are recognized when control of the asset transfers to the customer, which is typically when the asset is picked up by, or delivered to, the customer and when significant risks and rewards of ownership have passed to the customer. The Company routinely sells its used rental equipment in order to manage repair and maintenance costs, as well as the composition, age and size of its fleet. The Company disposes of used equipment through a variety of channels including retail sales to customers and other third parties, sales to wholesalers, brokered sales and auctions. Sales of rental equipment in connection with trade-in arrangements with certain manufacturers from whom the Company purchases new equipment is accounted for at the lower of transaction value or fair value based on independent appraisals. If the trade-in price of a unit of equipment exceeds the fair market value of that unit, the excess is accounted for as a reduction of the cost of the related purchase of new rental equipment.
The Company also sells new equipment, parts and supplies. The types of new equipment that the Company sells vary by location and include a variety of tools and supplies, small equipment, safety supplies and consumables. Also included in sales of new equipment, merchandise and consumables are other revenues earned from equipment management and similar services for rental customers. The Company recognizes the other revenue as the services are provided.
Contract assets and liabilities
The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company’s contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the years ended April 30, 2026, 2025 or 2024 that was included in the contract liability balance as of the beginning of each period.
Performance obligations
Most of the Company’s revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not recognize a significant amount of revenue from performance obligations satisfied in previous periods, and the amounts of such revenue recognized during the years ended April 30, 2026, 2025 and 2024 were not material. The Company also does not expect to recognize material revenue in the future related to performance obligations that were unsatisfied as of April 30, 2026.
Payment terms
The Topic 606 revenues do not include material amounts of variable consideration. The credit periods offered to customers vary according to the credit risk profiles of, and the invoicing conventions established in, the Company’s markets. The contractual terms on invoices issued to customers vary between North America and the U.K., in that invoices issued in the U.K. are payable within 30-60 days whereas invoices issued in North America are payable within 30 days. The contracts do not include a significant financing component.
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
The revenues accounted for under Topic 842 also do not require significant estimate or judgments.
Insurance
The Company is exposed to various claims, including those for which the Company provides self-insurance. Claims for which the Company self-insures include: (i) workers compensation claims; (ii) general liability claims by third parties for injury or property damage caused by our equipment or personnel; and (iii) automobile liability claims. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim, including claims incurred but not reported as of a period-end reporting date, may not be known for an extended period of time. The Company’s methodology for developing self-insurance reserves is based on management estimates and independent third-party actuarial estimates. The estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in the Company’s claim history or receipt of additional information relevant to assessing the claims and the amount of the recorded liability is adjusted to reflect these changes.
The related liability is recorded on a discounted basis, using the yield rate of 3-year and 5-year Treasury Rate, on a gross basis with a corresponding insurance receivable recognized when it is virtually certain that the reimbursement will be received and the amount of the receivable can be measured reliably. The short-term and long-term portion of the self-insurance liabilities are included in “Accrued expenses and other liabilities” and “Other long-term liabilities” in the consolidated balance sheet, respectively. The short-term and long-term portion of the insurance receivables are included in “Prepaid expenses and other assets” and “Other long-term assets” in the consolidated balance sheet, respectively.
Retirement Benefits Plans
Defined Contribution Plans
The Company sponsors three defined contribution plans, which consist of a U.K. stakeholder scheme, a U.S. 401(K) retirement plan, and a U.S. 409A non-qualified deferred compensation plan. Obligations under the Company’s defined contribution plans are recognized as an expense in the consolidated income statement as incurred.
Defined Benefit Pension Plans
The Company has a U.K. defined benefit plan which was closed to new members in 2001 and closed to future accrual in October 2020. The plan is a funded defined benefit plan with trustee-administered assets held separately from those of the Company. During the year ended April 30, 2024, the corporate trustee was appointed as sole trustee to the plan.
The Company’s employee pension costs and obligations under the defined benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, inflation rates, rates of increase in pensions in payment, mortality rates and other factors. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the assumptions. The Company uses an April 30 measurement date for the plan. While management believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the Company’s defined benefit pension costs and obligations.
In March 2024, the Trustees completed a buy-in transaction in relation to the Company’s defined benefit pension with the purchase of a bulk annuity policy covering the whole of the plan membership. As such, the Company now holds an insurance policy that is designed to provide cash flows that exactly match the value and timing of the benefits payable to the members it covers. Consequently, the Company is no longer exposed to investment, interest rate, inflation or life expectancy risk, or future funding requirements.
The Company reflects the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The Company recognizes the actuarial gains/losses as an expense in the consolidated income statement.
Stock-Based Compensation
The Company operates stock-based incentive plans designed to reward and incentivize employees of the Company. Under these plans, performance stock units (“PSUs”) and restricted stock units (“RSUs”) have been granted for the Company’s common stock.
The Company measures the cost of employee services received in exchange for an award based on the grant date fair value of the award, using a Monte Carlo simulation for the awards with a market condition on Total Shareholder Return (“TSR”) or based on the market share price. Monte Carlo simulations incorporate subjective assumptions, including expected volatility based on the historical volatilities of the Company and a representative peer group of publicly traded entities. Stock-based compensation awards in which there is an option to receive cash settlement are classified as liability-classified awards. Otherwise, all awards are accounted for as equity-classified awards. Cost of equity-classified awards are recognized using the straight-line method over the vesting period. Cost of liability-classified awards are recognized through the consolidated income statement on the grant date and remeasured at the end of each reporting period through the date of settlement. Changes in the fair value of the liability-classified compensation awards are recorded in the consolidated income statement over the vesting period of the award. Awards are forfeited if an employee leaves the Company before vesting, unless “good leaver” status is granted. The Company recognizes forfeitures of stock-based compensation as they occur.
PSU
PSU awards are granted annually with vesting dependent on the achievement of certain market and performance conditions as well as service conditions including the employee remaining with the Company until the end of the performance period, typically three years. Some PSU awards were granted with an additional two-year post-vesting holding period. PSU awards are zero cost awards. While market and performance conditions relating to adjusted EPS, RoI, Leverage, Sustainability and Relative TSR were applicable at the time the awards were granted, following the U.S. Listing, certain modifications were made to the existing stock-based compensation plans, including that all performance conditions were deemed to have been met at 85.5% of maximum. Further details are set out in Note 20 to the consolidated financial statements. Nevertheless, the table below sets out details of those market and performance conditions which were applicable at the time the awards were granted, with achievement calculated as defined in the award agreement:

	PSU awards issued during the year ended April 30,
Market and performance conditions applicable to the	2026	2025	2024
Adjusted EPS	30%	30%	25%
RoI	30%	30%	25%
Leverage	N/A	N/A	10%
Sustainability	10%	10%	N/A
Relative TSR	30%	30%	40%
RSU
RSUs are granted annually with vesting periods ranging from one to four years, over which they vest in equal tranches. Some awards were granted with an additional one-year post-vesting holding period.
Employee Share Ownership Trust
Ashtead Group Limited (previously known as Ashtead Group plc) (“Ashtead”) operated the Employee Share Ownership Trust (“ESOT”) in connection with employee share plans. Shares in Ashtead were acquired by the ESOT in the open market and were presented as common stock held by the ESOT in the consolidated balance sheet. Shares held by the ESOT were used to satisfy share-based payments, with a transfer made from common stock held by the ESOT to retained earnings when awards were exercised. The ESOT had waived the right to receive dividends on the shares it held. The costs of operating the ESOT were borne by Ashtead but were not significant.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense (benefit) in the period the tax rates are enacted.
The Company’s deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of deferred tax assets for each of the jurisdictions in which they operate by assessing all positive and negative evidence. This includes historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the reversal of certain deferred tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred tax assets are expected to be realized within the tax carryforward period allowed for that specific country, the Company would conclude that no valuation allowance would be required. To the extent that the deferred tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, the Company establishes a valuation allowance.

The Company has historically considered the undistributed earnings of foreign subsidiaries to be indefinitely reinvested, and accordingly, no taxes have been provided on such earnings. The Company regularly reviews its cash position and determination of indefinite reinvestment of foreign earnings. If it is determined that all or a portion of such foreign earnings would be repatriated, we may be subject to additional foreign withholding taxes and U.S. federal and state income taxes.
The Company recognizes benefits from tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized in the combined financial statements from such positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. Judgment is required in evaluating tax positions and determining unrecognized tax benefits. The Company re-evaluates the technical merits of its tax positions and may recognize the benefit of a tax position in certain circumstances, including when: (1) a tax examination is completed; (2) applicable tax laws change, including through a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes interest and penalties associated with income taxes in income tax expense (benefit) in the statement of operations.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period determined using the treasury stock method.
New Accounting Pronouncements Issued but not yet adopted
Expense Disaggregation Disclosure. In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”), which improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, SG&A, and research and development. This ASU is effective for fiscal years beginning after December 15, 2026 and early adoption is permitted. The amendments in this ASU can be applied prospectively or retrospectively. This standard is not expected to have an impact on any amounts recognized in our financial statements, but will result in more detailed disclosures addressing the categorization of expenses.
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
Internal Use Software. In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. This ASU is effective for fiscal years beginning after December 15, 2027 and early adoption is permitted. The amendments in this ASU can be applied prospectively, retrospectively, or with a modified transition approach. The Company is evaluating the effect of adopting this new accounting guidance.
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

3.    Revenue Recognition
Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Year Ended April 30,
	2026			2025			2024
(In millions)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rentals	$8,302	$—	$8,302	$8,049	$—	$8,049	$7,727	$—	$7,727
Other rental revenue:
Delivery and pick-up	—	875	875	—	862	862	—	802	802
Other	343	800	1,143	338	731	1,069	334	767	1,101
Total equipment rentals	8,645	1,675	10,320	8,387	1,593	9,980	8,061	1,569	9,630
Sales of rental equipment	—	451	451	—	467	467	—	859	859
Sales of new equipment, merchandise and consumables	—	383	383	—	344	344	—	370	370
Total revenues	$8,645	$2,509	$11,154	$8,387	$2,404	$10,791	$8,061	$2,798	$10,859
Revenues by reportable segment are presented in Note 5 of the consolidated financial statements, using the revenue captions reflected in our consolidated statements of income.
Allowance for Credit Losses
The roll-forward of the allowance for credit losses is shown below.

	Year Ended April 30,
(In millions)	2026	2025	2024
Beginning balance	$102	$141	$107
Amounts written off or recovered	(61)	(67)	(50)
Increase in allowance recognized	64	28	84
Ending balance	$105	$102	$141

4. Acquisitions
The Company undertakes bolt-on acquisitions to complement its organic growth strategy.
2026 Acquisitions
During the year ended April 30, 2026, the Company completed thirteen acquisitions, consisting of seven North America - General Tool acquisitions and six North America - Specialty acquisitions, each of which was individually immaterial. The aggregate consideration for the acquisitions was $224 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of acquisition during the measurement period, not to exceed one year as permitted under Topic 805. No material measurement-period adjustments were recorded upon finalization of the purchase price allocations, during the fiscal year ended April 30, 2026.

(In millions)	Total
Accounts receivables (1)	$18
Inventory	2
Rental equipment	89
Property and equipment	13
Operating lease right-of-use assets	43
Intangible assets	33
Total identifiable assets acquired	198
Accounts payable, accrued expenses and other liabilities	(9)
Deferred taxes	(14)
Operating lease liabilities	(43)
Long-term debt	(30)
Total liabilities assumed	(96)
Net identifiable assets acquired	102
Goodwill	122
Net assets acquired	$224
(1)    Accounts receivable had an estimated fair value of $18 million and a gross contractual value of $20 million. The difference represents the Company's best estimate of the contractual cash flows that will not be collected.
The above table is inclusive of measurement period adjustments for acquisitions made during the year ended April 30, 2025 which resulted in no change to net assets acquired and a $3 million decrease in goodwill.
The following table reflects the fair values and weighted average useful lives of the acquired intangible assets identified based on the purchase accounting assessments:

(In millions)	Fair value	Life (years)
Customer lists	$31	8
Software	1	7
Contract related	1	6
Total	$33
The goodwill arising can be attributed to the key management personnel and workforce of the acquired businesses, to the benefits through advancing our market clusters and leveraging cross-selling opportunities, and to the synergies and other benefits the Company expects to derive from the acquisitions. The synergies and other benefits include eliminating duplicate costs, improving utilization of the acquired rental fleet, and using the Company's financial strength to invest in the acquired business and drive improved returns through a semi-fixed cost base and the application of the Company's proprietary software to optimize revenue opportunities. Goodwill of $62 million is expected to be deductible for income tax purposes.

Due to the post-acquisition integration of acquired businesses, including the transfer of rental equipment between locations, investment in rental fleet, consolidation of certain operations, and shared servicing of customers across locations, the Company determined it is impracticable to separately quantify the acquirees' revenue and earnings since their respective acquisition dates. The revenue and net income of these acquisitions from May 1, 2025 to their date of acquisition was not material.
2025 Acquisitions
During the year ended April 30, 2025, the Company completed five acquisitions, consisting of four North America - General Tool acquisitions and one in the United Kingdom, each of which was individually immaterial. The aggregate consideration for the acquisitions was $141 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The purchase price was preliminarily allocated based on information available at the acquisition date and adjusted during the measurement period, not to exceed one year as permitted under Topic 805, as we completed our analysis of the fair values. No material measurement-period adjustments were recorded upon finalization of the purchase price allocations, during the fiscal year ended April 30, 2025.

(In millions)	Total
Accounts receivables (1)	$7
Rental equipment	56
Property and equipment	3
Operating lease right-of-use assets	29
Intangible assets	25
Total identifiable assets acquired	120
Accounts payable, accrued expenses and other liabilities	(3)
Operating lease liabilities	(29)
Total liabilities assumed	(32)
Net identifiable assets acquired	88
Goodwill	53
Net assets acquired	$141
(1)    Accounts receivable had an estimated fair value of $7 million and a gross contractual value of $7 million. The difference represents the Company's best estimate of the contractual cash flows that will not be collected.
The above table is inclusive of measurement period adjustments for acquisitions made during the year ended April 30, 2024 which resulted in no change to net assets acquired and a $5 million increase in goodwill.
The following table reflects the fair values and weighted average useful lives of the acquired intangible assets identified based on the purchase accounting assessments:

(In millions)	Fair value	Life (years)
Customer lists	$25	15
The goodwill arising can be attributed to the key management personnel and workforce of the acquired businesses, the benefits through advancing the clusters and leveraging cross-selling opportunities, and to the synergies and other benefits the Company expects to derive from the acquisitions. The synergies and other benefits include elimination of duplicate costs, improving utilization of the acquired rental fleet, using the Company’s financial strength to invest in the acquired business and drive improved returns through a semi-fixed cost base and the application of the Company’s proprietary software to optimize revenue opportunities. Goodwill of $46 million is expected to be deductible for income tax purposes.
Due to the post-acquisition integration of acquired businesses, including the transfer of rental equipment between locations, investment in rental fleet, consolidation of certain operations, and shared servicing of customers across locations, the Company determined it is impracticable to separately quantify the acquirees' revenue and earnings since their respective acquisition dates. The revenue and net income of these acquisitions from May 1, 2024 to their date of acquisition was not material.

5.     Segment Information
The Company operates with the following three reportable and operating segments: North America – General Tool, North America – Specialty and U.K., which are consistent with how the Company's chief operating decision maker (“CODM”) assesses performance and allocates resources. The operating segments are determined primarily based on the nature of the products and services and the management structure of the Company. The Company's CODM has been identified as its chief executive officer.
•North America – General Tool: the North America – General Tool segment includes the rental of general construction and industrial equipment, such as mobile elevating platforms, forklifts, earth moving equipment and general tool and light equipment. The segment operates predominantly across the U.S. and Canada.
•North America – Specialty: the North America – Specialty segment focus on products with comparatively low rental penetration including Power & HVAC, Scaffold, Pump, Film & TV and Climate Control. The Specialty products and services are often a natural add-on to the General Tool products and services. The segment operates across the U.S. and Canada.
•U.K.: the U.K. segment operates predominantly in the U.K. and rents a broad range of construction, industrial, general and specialty equipment.
The Company manages debt, its lease portfolio and taxation centrally, rather than by operating segments. Accordingly, segmental costs are stated excluding the impact of ASC 842 lease accounting in relation to the Company's property leases. Furthermore, segment results are stated before interest and taxation which are reported as central Company items. This is consistent with the way the CODM reviews the business.
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

The following table sets forth financial information by segment for the years ended April 30, 2026, 2025 and 2024:

	North America
(In millions)	General Tool	Specialty	United Kingdom	Total
Year ended April 30, 2026
Equipment rentals	$6,013	$3,505	$802	$10,320
Sales of rental equipment	324	77	50	451
Sales of new equipment, merchandise and consumables	170	133	80	383
Total revenues	6,507	3,715	932	11,154
Cost of rental equipment sales	(273)	(71)	(38)	(382)
Staff costs(1)	(1,325)	(716)	(267)	(2,308)
Depreciation	(1,415)	(545)	(175)	(2,135)
Other segment items(2)	(1,562)	(1,207)	(393)	(3,162)
Adjusted segment operating profit	1,932	1,176	59	3,167
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(866)
Interest expense, net				(387)
Amortization of acquired intangibles				(113)
Income before provision for income taxes				$1,801

Capital expenditures	$1,579	$718	$158	$2,455

Segment assets	$10,141	$3,813	$1,131	$15,085
Corporate				7,183
Total assets				$22,268

Year ended April 30, 2025
Equipment rentals	$5,889	$3,313	$778	$9,980
Sales of rental equipment	338	79	50	467
Sales of new equipment, merchandise and consumables	170	95	79	344
Total revenues	6,397	3,487	907	10,791
Cost of rental equipment sales	(280)	(73)	(33)	(386)
Staff costs(1)	(1,224)	(677)	(258)	(2,159)
Depreciation	(1,384)	(539)	(171)	(2,094)
Other segment items(2)	(1,416)	(1,060)	(372)	(2,848)
Adjusted segment operating profit	2,093	1,138	73	3,304
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(695)
Interest expense, net				(425)
Amortization of acquired intangibles				(114)
Income before provision for income taxes				$2,070

Capital expenditures	$1,736	$537	$187	$2,460

	North America
(In millions)	General Tool	Specialty	United Kingdom	Total
Segment assets	$10,083	$3,623	$1,198	$14,904
Corporate				7,066
Total assets				$21,970

Year ended April 30, 2024
Equipment rentals	$5,826	$3,062	$742	$9,630
Sales of rental equipment	721	73	65	859
Sales of new equipment, merchandise and consumables	174	115	81	370
Total revenues	6,721	3,250	888	10,859
Cost of rental equipment sales	(530)	(66)	(40)	(636)
Staff costs(1)	(1,199)	(696)	(267)	(2,162)
Depreciation	(1,259)	(470)	(164)	(1,893)
Other segment items(2)	(1,339)	(1,054)	(364)	(2,757)
Adjusted segment operating profit	2,394	964	53	3,411
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(768)
Interest expense, net				(428)
Amortization of acquired intangibles				(121)
Income before provision for income taxes				$2,094

Capital expenditures	$3,219	$1,180	$266	$4,665
(1)Staff costs comprise of salaries, related benefits and retirement costs.
(2)Other segment items comprise of spares, vehicle, facility and other miscellaneous costs.
(3)Central costs comprise of corporate costs incurred to run the business as a whole including costs associated with the Company’s support functions, technology expenditure and the accounting adjustment to reflect ASC 842 lease accounting in relation to the Company’s property leases, as well as other items not allocated to segments, including other (income) expense, net. This also includes non-recurring costs related to the operational restructure of the United Kingdom segment and the Redomiciliation.

The Company’s operations are located in the United States, Canada and the United Kingdom. Revenue by geographic region is allocated to individual countries based on the location of stores. The following table presents geographic area information for the years ended April 30, 2026, 2025 and 2024:

(In millions)	United States	Canada	United Kingdom	Total
Year ended April 30, 2026
Equipment rentals	$8,837	$681	$802	$10,320
Sales of rental equipment	371	30	50	451
Sales of new equipment, merchandise and consumables	270	33	80	383
Total revenues	$9,478	$744	$932	$11,154
Rental equipment, net	$9,711	$758	$755	$11,224
Property and equipment, net	$1,724	$181	$158	$2,063
Operating lease right-of-use assets	2,280	282	102	2,664

Year ended April 30, 2025
Equipment rentals	$8,587	$615	$778	$9,980
Sales of rental equipment	384	33	50	467
Sales of new equipment, merchandise and consumables	233	32	79	344
Total revenues	$9,204	$680	$907	$10,791
Rental equipment, net	$9,759	$765	$816	$11,340
Property and equipment, net	$1,688	$169	$181	$2,038
Operating lease right-of-use assets	2,138	278	107	2,523

Year ended April 30, 2024
Equipment rentals	$8,321	$567	$742	$9,630
Sales of rental equipment	742	52	65	859
Sales of new equipment, merchandise and consumables	244	45	81	370
Total revenues	$9,307	$664	$888	$10,859
6. Income Taxes
In the period ended April 30, 2026, the Company became a tax resident in the United States. As such, the categories in connection with certain disclosure requirements have changed and are therefore reflected separately from prior years.
The components of income before provision (benefit) for income taxes for the period ended April 30, 2026, is as follows:

Year Ended April 30,
(In millions)	2026
United States	$1,769
Foreign	32
Total pre-tax income	$1,801

The components of income before provision (benefit) for income taxes for the periods ended April 30, 2025, and April 30, 2024, were as follows:

	Year Ended April 30,
(In millions)	2025	2024
United Kingdom	$(5)	$(31)
Foreign
United States	2,018	2,106
Other	57	19
Total pre-tax income	$2,070	$2,094
The components of the provision (benefit) for income taxes for the period ended April 30, 2026, is as follows:

Year Ended April 30,
(In millions)	2026
Current
U.S. - Federal	$279
U.S. - State and local	75
Foreign	29
Total current	$383

Deferred
U.S. - Federal	$84
U.S. - State and local	15
Foreign	(6)
Total deferred	93
Total provision (benefit) for income taxes	$476
The components of the provision (benefit) for income taxes for the periods ended April 30, 2025, and April 30, 2024, were as follows:

	Year Ended April 30,
(In millions)	2025	2024
Current
United Kingdom	$(6)	$2
Foreign
U.S. - Federal	410	195
U.S. - State and local	69	80
Other	2	9
Total current	$475	$286

Deferred
United Kingdom	$12	$(7)
Foreign
U.S. - Federal	1	232
U.S. - State and local	16	14
Other	13	(3)
Total deferred	42	236
Total provision (benefit) for income taxes	$517	$522

For the period ended April 30, 2026, the Company was a tax resident in the U.S. Therefore, the Company utilized the U.S. statutory rate within the following reconciliation of the provision (benefit) for income taxes.

	Year Ended April 30,
(In millions)	2026
Computed tax at statutory rate	$378	21%
State and local income taxes, net of federal benefit	75	4%
Foreign tax effects	16	1%
Tax credits	(1)	—%
Nondeductible or nontaxable items	10	—%
Changes in unrecognized tax benefits	(2)	—%
Effective tax rate	$476	26%
State and local taxes in Florida, California, New York, Virginia, Illinois, Georgia, and Tennessee make up the majority (greater than 50%) of the tax effect in the state and local tax category.
For the periods ended April 30, 2025, and April 30, 2024, the Company was a tax resident in the U.K. Therefore, the Company utilized the U.K. statutory rate within the following reconciliation of the provision (benefit) income taxes:

	Year Ended April 30,
(In millions)	2025		2024
Computed tax at statutory rate	$517	25%	$523	25%
Foreign tax effects
United States
Statutory tax rate difference	(81)	(4)%	(84)	(4)%
State and local tax	70	3%	77	4%
Other	4	—%	1	—%
Other foreign jurisdictions	1	—%	2	—%
Nondeductible or nontaxable items	6	1%	3	—%
Effective tax rate	$517	25%	$522	25%
There are no effects of changes in tax law or rates enacted in the periods, effects of cross-border tax laws, tax credits, changes in valuation allowances or changes in unrecognized tax benefits which are material for separate disclosure.
Income tax paid (refunded) for the period ended April 30, 2026, is as follows:

Year Ended April 30,
(In millions)	2026
U.S. - Federal	$233
U.S. - State and local (1)	73
Foreign
Canada	30
Other	(4)
Total income taxes paid	$332
(1)Income taxes paid to state jurisdictions are individually immaterial.

Income tax paid (refunded) in periods ended April 30, 2025, and April 30, 2024, were as follows:

	Year Ended April 30,
(In millions)	2025	2024
United Kingdom	$(41)	$1
Foreign
U.S. - Federal	397	149
U.S.- State and local	63	89
Other	6	7
Total income taxes paid	$425	$246
The components of deferred income tax assets (liabilities) are as follows:

	April 30,
(In millions)	2026	2025
Deferred tax assets:
Lease liabilities	$738	$696
Accruals and reserves	196	172
Net operating loss and credit carryforwards	29	28
Capital loss carryforwards	15	15
Interest carryforwards	—	1
Other deferred tax assets	5	—
Gross deferred tax assets	983	912
Valuation allowances	(24)	(18)
Total net deferred tax assets	959	894
Deferred tax liabilities:
Property and equipment	(2,502)	(2,400)
Right of use assets	(680)	(644)
Intangibles	(152)	(131)
Other deferred tax liabilities	(19)	(7)
Gross deferred tax liabilities	(3,353)	(3,182)
Net deferred tax liabilities	$(2,394)	$(2,288)
As of April 30, 2026, the Company has gross net operating loss carryforwards (“NOLs”) of $9 million related to U.S. federal jurisdictions that may be carried forward indefinitely. In addition, the Company had $297 million of gross NOL carryforwards related to U.S. state jurisdictions that may be carried forwarded indefinitely, as well as $128 million of gross NOL carryforwards related to U.S. state jurisdictions that will expire between 2038 and 2041. The Company also had $32 million of gross NOL carryforwards related to the U.K. jurisdictions that may be carried forward indefinitely.
A valuation allowance has been provided where it is more likely than not that the deferred tax assets related to those operating loss carryforwards or gross temporary differences will not be realized. The following table presents the changes in the carrying amount of the valuation allowance for each of the three years in the period ended April 30, 2026:

	Year Ended April 30,
(In millions)	2026	2025	2024
Balance at beginning of year	$18	$13	$27
Increase (decrease) in valuation allowance	$6	$4	$(14)
Foreign exchange	—	1	—
Balance at end of year	$24	$18	$13
We file income tax returns in the United States, Canada, and the United Kingdom and are subject to audits until the respective statutes of limitation expire. The tax years that remain subject to examination as of April 30, 2026, are 2023-2025 for the United States, 2025 for the United Kingdom and 2022-2024 for Canada. The Company has ongoing U.S.

state and local audits for tax years 2018-2025; however, we do not expect any material assessment to arise from these audits.
The following table provides a reconciliation of the total amounts of unrecognized tax benefits, which may impact effective tax rate if recognized:

	Year Ended April 30,
(In millions)	2026	2025	2024
Balance at beginning of year	$5	$5	$5
Gross increases related to prior period positions	—	—	—
Gross decreases related to prior period positions	—	—	—
Gross decreases related to expiration of statute of limitations	(2)	—	—
Foreign exchange	—	—	—
Balance at end of year	$3	$5	$5
The Company recognizes benefits from tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized in the consolidated financial statements from such positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.
The Company recognizes interest and penalties in the income tax provision in the consolidated statements of income. As part of the unrecognized tax benefits balance for the years ended April 30, 2026, 2025 and 2024, the Company had accrued interest and penalties of $1 million. For the years ended April 30, 2026, 2025 and 2024, there was no movement reported in income tax expense related to interest and penalties.
The Company considers the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. If it is determined that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to federal, state, or withholding taxes on these undistributed earnings. As of April 30, 2026, unremitted earnings of foreign subsidiaries were $2,167 million. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.
On July 4, 2025, new tax legislation (the “Act”) was enacted in the United States. The Act, among other things, permanently reinstated 100 percent bonus depreciation, permanently reinstated the EBITDA approach for calculating the business interest limitation, permanently reinstated the immediate expensing of certain U.S. domestic research and experimental expenditures, and made modifications to the international tax framework. The legislation has had no material impact on our effective rate; however, it has decreased our U.S. income tax liability and increased our deferred tax liability. We will continue to evaluate the full impact of the legislation as additional guidance becomes available.
To facilitate the relisting as a U.S. parented group, the Company, along with other intermediary steps, completed a U.K. court-sanctioned scheme and an internal spin-off (the “Reorganization”.) The Reorganization replaced Ashtead Group plc (“Former Parent”) with a new U.S. holdings company, Sunbelt Rentals Holdings, Inc (“Sunbelt”), and distributed the U.S. operating group from Former Parent to Sunbelt. The Company determined that the Reorganization qualifies as tax-free under the applicable sections of the U.S. Federal and U.K. tax law. In making these determinations, management applied relevant tax law to the facts and obtained third party legal and tax opinions related to the concluded tax treatment. If the Reorganization were later determined to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.
7. Inventory
Inventory consists of the following:

	April 30,
(In millions)	2026	2025
Raw materials, consumables and spares	$92	$75
Goods for resale	88	72
Inventory	$180	$147

8. Prepaid Expenses and Other Current Assets
Prepaid Expenses and Other Current Assets consist of the following:

	April 30,
(In millions)	2026	2025
Prepayments	$88	$164
Accrued income	144	123
Other (1)	122	85
Other current assets	$354	$372
(1)“Other” is comprised of self-insurance assets, current tax receivable and various sundry receivable amounts, which are individually immaterial.
9. Rental Equipment, Net
Rental equipment consists of the following:

	April 30,
(In millions)	2026	2025
Rental equipment	$19,231	$18,567
Less: accumulated depreciation	(8,007)	(7,227)
Rental equipment, net	$11,224	$11,340
Amounts due but unpaid for purchases of rental equipment was $387 million and $225 million as of April 30, 2026 and 2025, respectively. These balances are included in “Accounts payable” and “Accrued expenses and other liabilities” in the consolidated balance sheet. Amounts receivable but unpaid for sales of rental equipment was $122 million and $99 million as of April 30, 2026 and 2025, respectively. These balances are included in “Accounts receivable, net of allowance for credit losses.”
10. Property and Equipment, net
Property, plant and equipment, net consists of the following:

	April 30,
(In millions)	2026	2025
Land and buildings	$1,367	$1,252
Motor vehicles	1,613	1,541
Office and workshop equipment	594	548
Property and equipment	$3,574	$3,341
Less: accumulated depreciation	(1,511)	(1,303)
Property and equipment, net	$2,063	$2,038
Depreciation expense was $323 million, $301 million and $258 million for the years ended April 30, 2026, 2025 and 2024, respectively, and is included in “Non-rental depreciation and amortization” in the Company’s consolidated statements of income.

11. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the two years in the period ended April 30, 2026:

	North America
(In millions)	General Tool	Specialty	United Kingdom	Total
Year ended May 1, 2024	$1,981	$1,044	$255	$3,280
Goodwill related to acquisitions	46	1	6	53
Foreign currency translation	(2)	(1)	18	15
Balance at April 30, 2025	2,025	1,044	279	3,348
Goodwill related to acquisitions	57	65	—	122
Goodwill written off related to sale of business unit	—	—	(6)	(6)
Foreign currency translation	4	4	4	12
Balance at April 30, 2026	$2,086	$1,113	$277	$3,476
As part of the Company's annual goodwill impairment assessment completed, the Company evaluated the recoverability of goodwill for each of its reporting units. The fair value of each reporting unit was estimated using an income approach based on the present value of projected future cash flows. The terminal value utilized within the discounted cash flow model incorporated market-based assumptions, including terminal value multiples derived from comparable companies and market transactions.
There were no indicators of goodwill impairment during the fiscal years ended April 30, 2025 and 2024. During the fiscal year ended April 30, 2026, an impairment indicator was identified in the U.K. reporting unit as a result of the operational restructure of the United Kingdom segment. Accordingly, management undertook an interim quantitative goodwill impairment test for the U.K. reporting unit as of October 31, 2025, followed by an annual test as of March 31, 2026. No impairment was recognized as a result of these tests, but the fair value of the United Kingdom reporting unit was not substantially in excess of its carrying value and hence is sensitive to changes in key assumptions, including the discount rate, terminal value, projected revenue growth, EBITDA margin, and capital expenditure requirements. Future modest adverse changes in actual or forecasted operating results, market multiples, discount rates, capital expenditure requirements, or other market participant assumptions could result in the fair value of the U.K. reporting unit declining below its carrying value and could require the Company to recognize a goodwill impairment charge in a future period.
While we believe that our discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about our underlying business activities, many of the factors used in assessing the fair value are outside of the control of management. Accordingly, the underlying assumptions and estimates may change in the future, which could materially affect the estimate of the fair value of a reporting unit and, thus, the likelihood and amount of potential impairment.
Other intangible assets were comprised of the following:

	April 30, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists	$1,198	$(885)	$313
Contract related	125	(119)	6
Internal use software	110	(91)	19
Brand names	30	(30)	—
Total	$1,463	$(1,125)	$338

	April 30, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer lists	$1,161	$(772)	$389
Contract related	124	(115)	9
Internal use software	104	(69)	35
Brand names	30	(30)	—
Total	$1,419	$(986)	$433
Amortization expense on other intangible assets was $135 million, $135 million and $136 million for the years ended April 30, 2026, 2025 and 2024, respectively.
As of April 30, 2026, estimated amortization expense for other intangible assets for each of the next five years and thereafter was as follows:

Year-ending April 30,	Total (in millions)
2027	$109
2028	64
2029	46
2030	38
2031	30
Thereafter	51
Total	$338
12. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	April 30,
(In millions)	2026	2025
Accrued compensation and benefit costs	$290	$298
Customer rebates	108	101
Deferred revenues	99	75
Accrued interest	70	72
Accrued capital expenditures	121	61
Operating expenses and other(1)	479	384
Accrued expenses and other liabilities	$1,167	$991
(1)“Operating expenses and other liabilities” is comprised of finance lease liabilities and various accounts payable accruals pertaining to professional fees, utilities and administrative expenses, which are individually immaterial.

13. Insurance Provisions
As of April 30, 2026, estimated payments for insurance provisions for each of the next five years and thereafter was as follows:

Year-ending April 30,	(in millions)
2027	$65
2028	44
2029	30
2030	19
2031	11
Thereafter	24
Total	193
Less amount representing interest	(24)
Insurance provisions	$169
As of April 30, 2026, $65 million was recognized in “Accrued expenses and other liabilities” and $104 million was recognized in “Other long-term liabilities.”
14. Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

	April 30,
(In millions)	2026	2025
First priority senior secured bank debt	$1,421	$1,346
1.500% senior notes, due August 2026	550	549
4.375% senior notes, due August 2027	598	598
4.000% senior notes, due May 2028	598	597
4.250% senior notes, due November 2029	597	596
2.450% senior notes, due August 2031	746	745
5.500% senior notes, due August 2032	741	740
5.550% senior notes, due May 2033	745	744
5.950% senior notes, due October 2033	745	744
5.800% senior notes, due April 2034	842	841
Total debt	$7,583	$7,500
Less: short-term portion(1)	(550)	—
Total long-term debt	$7,033	$7,500
(1)Short-term portion includes outstanding amounts under 1.500% senior notes, due August 2026.
First priority senior secured credit facility
As of April 30, 2026, $4,750 million was committed by the senior lenders under the asset-based senior secured revolving credit facility (“ABL Facility”) until November 2029. The amount utilized was $1,426 million (including letters of credit totaling $5 million). The ABL Facility is secured by a first priority security interest in substantially all of the assets of the Company and its material U.S., U.K. and Canadian subsidiaries, subject to customary exceptions. Pricing for the $4,750 million revolving credit facility is based on average availability according to a grid, varying from the applicable interest rate plus 125 basis points to 137.5 basis points. The applicable interest rate is based on Secured Overnight Financing Rate (“SOFR”) for U.S. dollar loans, Canadian Overnight Repo Rate Average (“CORRA”) for Canadian dollar loans and Sterling Overnight Interbank Average (“SONIA”) for sterling loans. The borrowing rate was the applicable interest rate plus 125 basis points and the weighted average interest rate was 4.718% and 5.242% as of April 30, 2026 and 2025, respectively.
The only financial performance covenant under the ABL Facility is a fixed charge ratio (comprising last 12-month (“LTM”) earnings before interest, taxes, depreciation, and amortization (“EBITDA”) before exceptional items less LTM net capital expenditure paid in cash over the sum of scheduled debt repayments plus cash interest, cash tax payments and dividends paid in the last 12 months) which must be equal to or greater than 1.0 times.
This covenant does not, however, apply when excess availability (the difference between the borrowing base and facility utilization, taking into account borrowing base amounts in excess of the revolving commitments, subject to certain limitations) exceeds $475 million. Excess availability under the ABL Facility for covenant purposes was $3,540 million and $3,616 million as of April 30, 2026 and 2025, respectively, meaning that the covenant was not measured for the periods presented and is unlikely to be measured in forthcoming quarters.
Senior notes
The senior notes are guaranteed by the Company and substantially all of the Company's material direct and indirect subsidiaries, other than Ashtead Capital, Inc., the issuer (“Ashtead Capital”). The senior notes and the related guarantees rank senior in right of payment with all of the existing and future debt that is subordinated in right of payment to the senior notes and the guarantees and rank equally in right of payment with all of the existing and future debt that is not subordinated in right of payment to the senior notes and the guarantees. The senior notes are effectively subordinated to existing and future secured debt, including the ABL Facility, to the extent of the value of the collateral securing such debt, and structurally subordinated to all of the liabilities of the subsidiaries that do not guarantee the senior notes. The indentures governing the senior notes contains certain covenants including limitations on the creation of liens to secure debt, the entrance into sales and lease back transactions, and the sale of all or substantially all of its properties and assets or the merger and consolidation with or into another company. The covenants are subject to important exceptions and qualifications. Upon the occurrence of certain events constituting a change of control or change of control triggering event, as defined in the applicable indenture, the Company is required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. The embedded prepayment options included within the senior notes are either closely related to the host debt contract or immaterial, and are not accounted for separately.
As of April 30, 2026, the Company had nine series of senior notes outstanding as follows.
$550 million 1.500% senior notes due 2026. On August 12, 2021, Ashtead Capital issued $550 million principal amount of 1.500% Senior Notes which are due August 12, 2026. Interest on the notes is payable on February 12 and August 12 of each year, beginning on February 12, 2022. The Company may redeem the notes, in whole or in part, at any time prior to July 12, 2026 (one month prior to the maturity date), at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, at any time on or after July 12, 2026, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption on the principal amount of the notes to be redeemed.
$600 million 4.375% senior notes due 2027. On August 9, 2017, Ashtead Capital issued $600 million principal amount of 4.375% Senior Notes which are due August 15, 2027. Interest on the notes is payable on February 15 and August 15 of each year, beginning on February 15, 2018. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price of 100% plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Ashtead Capital may also redeem the notes at a redemption price of 100% of the principal amount thereof outstanding, plus accrued and unpaid interest, if any, to the date of redemption.
$600 million 4.000% senior notes due 2028. On November 4, 2019, Ashtead Capital issued $600 million principal amount of 4.000% Senior Notes which are due May 1, 2028. Interest on the notes is payable on May 1 and November 1 of each year, beginning on May 1, 2020. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date by paying the applicable redemption price plus accrued and unpaid interest, if any, to the date of redemption.
$600 million 4.250% senior notes due 2029. On November 4, 2019, Ashtead Capital issued $600 million principal amount of 4.250% Senior Notes which are due November 1, 2029. Interest on the notes is payable on May 1 and November 1 of each year, beginning on May 1, 2020. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date by paying the applicable redemption price plus accrued and unpaid interest, if any, to the date of redemption.
$750 million 2.450% senior notes due 2031. On August 12, 2021, Ashtead Capital issued $750 million principal amount of 2.450% Senior Notes which are due August 12, 2031. Interest on the notes is payable on February 12 and August 12 of each year, beginning on February 12, 2022. Ashtead Capital may redeem the notes, in whole or in part, at any time prior to May 12, 2031 (three months prior to the maturity date), at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, at any time on or after May 12, 2031, Ashtead Capital may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption on the principal amount of the notes to be redeemed.
$750 million 5.500% senior notes due 2032. On August 11, 2022, Ashtead Capital issued $750 million principal amount of 5.500% Senior Notes which are due August 12, 2032. Interest on the notes is payable on February 11 and August 11 of each year, beginning on February 11, 2023. Ashtead Capital may redeem the Notes, in whole or in part, at any time prior to May 11, 2032 (three months prior to the maturity date), at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, at any time on or after May 11, 2032, Ashtead Capital may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption on the principal amount of the notes to be redeemed.
$750 million 5.550% senior notes due 2033. On January 30, 2023, Ashtead Capital issued $750 million principal amount of 5.550% Senior Notes which are due May 30, 2033. Interest on the notes is payable on May 30 and November 30 of each year, beginning on May 30, 2023. Ashtead Capital may redeem the notes, in whole or in part, at any time prior to February 28, 2033 (three months prior to the maturity date), at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, at any time on or after February 28, 2033, Ashtead Capital may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption on the principal amount of the notes to be redeemed.
$750 million 5.950% senior notes due 2033. On July 27, 2023, Ashtead Capital issued $750 million principal amount of 5.950% Senior Notes which are due October 15, 2033. Interest on the notes is payable on April 15 and October 15 of each year, beginning on October 15, 2023. Ashtead Capital may redeem the notes, in whole or in part, at any time prior to July 15, 2033 (three months prior to the maturity date), at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, at any time on or after July 15, 2033, Ashtead Capital may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption on the principal amount of the notes to be redeemed.
$850 million 5.800% senior notes due 2034. On January 29, 2024, Ashtead Capital issued $850 million principal amount of 5.800% Senior Notes which are due April 15, 2034. Interest on the notes is payable on April 15 and October 15 of each year, beginning on October 15, 2024. Ashtead Capital may redeem the notes, in whole or in part, at any time prior to January 15, 2034 (three months prior to the maturity date), at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, at any time on or after January 15, 2034, Ashtead Capital may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption on the principal amount of the notes to be redeemed.
Maturities
Debt maturities (exclusive of unamortized original issue premiums and unamortized debt costs) for each of the next five years and thereafter as of April 30, 2026 (in millions):

For the year-ending April 30,
2027	$550
2028	598
2029	598
2030	2,018
2031	—
Thereafter	3,819
Total debt	$7,583

15. Leases
The Company leases a significant portion of the store locations, and also leases other premises used for purposes such as district and regional offices and support office centers. The finance lease obligations consist of vehicles and building leases.
The tables below present financial information associated with the lease balances and related expenses for the years ended April 30, 2026 and 2025.

		April 30,
(In millions)	Classification	2026	2025
Assets
Operating lease assets	Operating lease right-of-use assets	$2,664	$2,523
Finance lease assets	Property and equipment, net:
	Non-rental vehicles	46	52
	Property	150	142
	Less: accumulated amortization	(49)	(40)
Total lease assets		$2,811	$2,677

Liabilities
Current
Operating	Operating lease liabilities	$287	$266
Finance	Accrued expenses and other liabilities	24	7
Long-term
Operating	Non-current portion of operating lease liabilities	2,577	2,434
Finance	Other long-term liabilities	147	169
Total lease liabilities		$3,035	$2,876

		Year Ended April 30,
(In millions)	Classification	2026	2025	2024
Operating lease cost (1)	Cost of equipment rentals, excluding depreciation	$326	$300	$277
	Selling, general and administrative expenses	12	14	12
Finance lease cost
Amortization of ROU assets	Non-rental depreciation and amortization	13	14	12
Interest on lease liabilities	Interest expense, net	7	9	7
Sublease income	Cost of equipment rentals, excluding depreciation	(18)	(12)	(12)
Net lease cost		$340	$325	$296
(1)Includes variable lease costs of $28 million, $25 million and $25 million for the years ended April 30, 2026, 2025 and 2024, respectively, and short term lease costs of $2 million, $1 million and $2 million for the years ended April 30, 2026, 2025 and 2024, respectively.

	April 30,
Lease term and discount rate	2026	2025
Weighted-average remaining lease term (years)
Operating leases	15	15
Finance leases	21	21
Weighted-average discount rate
Operating leases	5.29%	5.21%
Finance leases	4.48%	4.12%

	Year Ended April 30,
(In millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$287	$268	$243
Operating cash flows from finance leases	7	9	7
Financing cash flows from finance leases	18	18	12
Lease assets obtained in exchange for new operating lease liabilities	268	227	385
Lease assets obtained in exchange for new finance lease liabilities	10	17	22

Maturity of lease liabilities as of April 30, 2026 (in millions)	Operating leases	Finance leases
2027	$298	$20
2028	294	19
2029	290	15
2030	287	10
2031	277	9
Thereafter	2,867	191
Total	4,313	264
Less amount representing interest	(1,449)	(93)
Present value of lease liabilities	2,864	171
16. Retirement Benefits Plans
Defined contribution plans
The Company contributes to defined contribution plans substantially covering all qualifying employees.
$52 million, $48 million, and $47 million was recorded in the consolidated statements of income related to contributions payable to these plans by the Company at rates specified in the rules of the plans for the fiscal years ended April 30, 2026, 2025 and 2024, respectively. The expenses associated with these contributions was recorded in “Selling, general and administrative expenses” on the consolidated statements of income.

Defined benefit plan
The following table provides a reconciliation of benefit obligations and plan assets of the Company’s defined benefit pension plan:

	April 30,
(In millions)	2026	2025
Changes in projected benefit obligations
Benefit obligations at beginning of year	$83	$85
Interest cost	5	4
Benefits paid	(5)	(4)
Actuarial gain	(2)	(7)
Foreign exchange movement	—	5
Benefit obligations at end of year	$81	$83
Changes in fair value of plan assets
Fair value of plan assets at beginning of year	$82	$84
Interest income	5	4
Loss on plan assets	(2)	(7)
Benefits paid	(5)	(4)
Foreign exchange movement	1	5
Fair value of plan assets at end of year	$81	$82
Funded status	$—	$(1)

	April 30,
(In millions)	2026	2025
Amounts recognized in balance sheet
Other long-term liabilities	$—	$(1)
Net amount recognized	$—	$(1)

Weighted-average assumptions used to determine projected benefit obligations	Year Ended April 30,
	2026	2025	2024
Discount rate	6.2%	5.6%	5.2%
Inflation assumption
RPI	3.2%	2.9%	3.2%
CPI	2.7%	2.3%	2.7%
Rate of pension increase in payment	3.0%	2.8%	3.0%
Expected return on plan assets	6.2%	5.6%	5.2%
The following table sets forth the net periodic pension cost (benefit):

(In millions)	Year Ended April 30,
	2026	2025	2024
Components of net periodic pension cost (benefit)
Interest cost	$5	$4	$4
Expected return on plan assets	(5)	(4)	(4)
Net amortization of actuarial net loss	—	—	22
Net periodic pension cost	$—	$—	$22
The discount rate used is the yield at the balance sheet date on AA-rated corporate bonds. The calculation is performed by a qualified actuary using the projected unit credit method.

The plan’s assets are invested in the following asset classes along with their fair value hierarchy:

(In millions)		Year Ended April 30,
		2026	2025
Asset category
Insurance policies	Level 2	81	82
Total		$81	$82
The following table presents estimated future benefit payments (in millions):

Year-ending April 30,
2027	$5
2028	5
2029	6
2030	6
2031	6
Thereafter	32
Total	$60
17. Fair Value Measurements
The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the first priority senior secured credit facility and finance leases approximated their book values as of April 30, 2026 and 2025. The estimated fair values of the Company's senior notes and contingent consideration were as follows:

		April 30, 2026
(In millions)		Carrying Amount	Fair Value
Liabilities
Senior notes	Level 2	6,162	6,165
Contingent consideration	Level 3	27	27

		April 30, 2025
(In millions)		Carrying Amount	Fair Value
Liabilities
Senior notes	Level 1	6,154	6,018
Contingent consideration	Level 3	18	18
The senior notes are carried at amortized cost and the contingent consideration and equity investments are carried at fair value in the consolidated balance sheets.
Contingent consideration relates to recent acquisitions and is based on the post-acquisition performance of the acquired businesses. The consideration is expected to be paid out over the next seven years and is reassessed at each reporting date. Contingent consideration is a Level 3 financial liability. Future anticipated payments in respect of contingent consideration are initially recorded at fair value which is the present value of the expected cash outflows of the obligations. The obligations are dependent upon the future financial performance of the businesses acquired. The fair value is estimated based on internal financial projections prepared in relation to the acquisition with the contingent consideration discounted to present value using a discount rate in line with the Company’s cost of debt. Details of the movement in the fair value during the year are as follows:

	April 30,
(In millions)	2026	2025
Beginning balance	$18	$31
Acquired businesses	16	4
Settled	—	(13)
Released	(8)	(5)
Amortization of discount	1	1
Ending balance	$27	$18
Equity investments without a readily observable fair value of $32 million as of April 30, 2026 and 2025 are included in “Other long-term assets” in the consolidated balance sheets. The investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, and as such classified within Level 3 of the fair value hierarchy. During the year ended April 30, 2026 and 2025, no impairment losses were recognized. There was no activity related to such investments during the year ended April 30, 2026.
Details of the movement in the fair value during the year are as follows:

	April 30,
(In millions)	2026	2025
Beginning balance	$32	$57
Loss for the year	—	(25)
Ending balance	$32	$32
18. Commitments and Contingencies
The Company is subject to a number of claims and proceedings that generally arise in the ordinary conduct of the business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and automobile claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. The Company believes that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on the consolidated financial position, results of operations or cash flows.
We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the discounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. As of April 30, 2026, we had contingent liabilities under these outstanding letters of credit of approximately $105 million, including an amount of $5 million issued under the Company's ABL Facility as disclosed in Note 14.
Capital commitments
As of April 30, 2026, capital commitments in respect of purchase of rental and other equipment totaled $1.2 billion, all of which has been ordered. There were no other material capital commitments at the year end.

19. Stockholders' Equity
The following table presents a summary of the Company’s share activity:

	Year Ended April 30,
	2026	2025
Common stock, £0.10 ($0.18) par value:
Balance at beginning of year	451,354,833	451,354,833
Cancellation of treasury stock	(37,390,748)	—
Cancellation of common stock	(413,964,085)	—
Balance at end of year	—	451,354,833

Common stock, $0.01 par value:
Balance at beginning of year	—	—
Issue of common stock	413,963,685	—
Settlement of stock-based compensation	1,902	—
Balance at end of year	413,965,587	—

Treasury stock:
Balance at beginning of year	20,111,957	14,056,026
Repurchase of common stock	20,972,292	6,055,931
Cancellation of treasury stock	(37,390,748)	—
Balance at end of year	3,693,501	20,111,957

Common stock held by the ESOT:
Balance at beginning of year	534,660	853,869
Settlement of stock-based compensation	(175,178)	(319,209)
Sale of shares by ESOT	(359,482)	—
Balance at end of year	—	534,660
Common Stock
Effective February 27, 2026, Ashtead completed a reorganization pursuant to a U.K. court-sanctioned scheme of arrangement, which resulted in the establishment of Sunbelt Rentals Holdings, Inc. as the new U.S. holding company.
Ashtead’s common stock of £0.10 ($0.18) par value ceased trading on the London Stock Exchange and was subsequently cancelled. Common stock of $0.01 par value was issued to shareholders by Sunbelt Rentals Holdings, Inc. in exchange for the Ashtead cancelled stock.
The total number of shares of capital stock which the Company has authority to issue is 2,500,000,000 shares of common stock and 25,000,000 shares of preferred stock, par value $0.01 per share. No preferred stock has been issued as at April 30, 2026.
Treasury Stock
On February 26, 2026, the Company cancelled all Ashtead Group plc ordinary shares held in treasury in connection with its U.S. listing and the Scheme.
On March 2, 2026, the Company commenced a new share repurchase program of shares of Sunbelt Rentals Holdings, Inc. common stock up to $1.5 billion, which was previously announced on December 9, 2025. At April 30, 2026, the Company had made $259 million repurchases and these shares are reflected as treasury stock.
Employee Share Ownership Trust (“ESOT”)
The ESOT was previously established in connection with the Company’s long-term incentive plans. During fiscal 2026, the Company commenced the termination of the ESOT with all outstanding shares sold.

20. Stock-Based Compensation
Following the U.S. Listing, the following modifications were made to the existing stock-based compensation plans, effective March 2, 2026:
•all performance conditions were deemed to have been met at 85.5% of maximum; and
•all awards will be settled net of any tax arising at the time of vesting.
These modifications impact all liability-classified awards and those PSU equity-classified awards granted under the Ashtead Plan.
In accordance with ASC 718, Compensation – Stock Compensation, all liability-classified awards were fair valued on the modification date and subsequently reclassified to equity-classified awards.
All existing equity-classified awards impacted were also fair valued on the modification date and an incremental compensation cost recognized from the date of modification to the end of the relevant service period. The total incremental compensation cost recognized in the year ended April 30, 2026 was $15 million, with $59 million reclassified to equity.
Liability-classified awards
A summary of the transactions within the Company's liability-classified long-term incentive awards is as follows:

Shares
Outstanding as of April 30, 2025	1,646,417
Granted (1)	753,877
Exercised	(413,737)
Expired/lapsed	(321,171)
Impact of modification	(168,276)
Reclassification from liability-classified awards (2)	(1,497,110)
Outstanding and exercisable as of April 30, 2026	—
(1)All awards granted under the Ashtead Plan.
(2)32,287 awards reclassified to equity in January 2026 relating to participants that chose to defer in accordance with their 409A plan. These awards are reclassified to equity six months after the performance and service conditions were met if they have not been exercised. The remaining 1,464,823 awards were reclassified upon modification of the scheme on March 2, 2026.
The total fair value of the stock-based compensation awards related to liability-classified long-term incentive awards that vested was $23 million, $98 million and $33 million during the years ended April 30, 2026, 2025 and 2024, respectively.
As of April 30, 2026, there were no liability-classified awards under the long-term incentive plans. As of April 30, 2025, $14 million was recognized as a long-term liability for the liability-classified awards under the long-term incentive plans in the “Other long-term liabilities” and $17 million was recognized as a short-term liability for the liability-classified awards under the long-term incentive plans in the “Accrued expenses and other liabilities” on the consolidated balance sheet.

Equity-classified awards
A summary of the transactions within the Company's equity-classified long-term incentive awards is as follows:

	Shares	Weighted-Average Fair Value
Outstanding as of April 30, 2025	543,686	$60.97	(1)
Granted (2)	857,533	69.86
Exercised	(51,971)	33.96
Expired/lapsed	(150,006)	51.72
Impact of modification	(55,903)	60.73
Reclassification from liability-classified awards (3)	1,497,110	73.35
Outstanding and exercisable as of April 30, 2026	2,640,449	$71.94
(1)We have revised the weighted-average fair value of awards outstanding as of April 30, 2025 from $44.41 to $60.97 to correct the amount previously disclosed in our Registration Statement on Form 10. This revision does not affect the Company's consolidated balance sheets, statement of income, or statement of cash flows, and is limited to the disclosures above.
(2)199,852 awards granted under the Ashtead Plan and 657,681 awards granted under the 2026 Plan.
(3)32,287 awards reclassified from liability-classified awards in January 2026 relating to participants that chose to defer to accordance with their 409A plan. These awards are reclassified to equity six months after the performance and service conditions were met if they have not been exercised. The remaining 1,464,823 awards were reclassified upon modification of the scheme on March 2, 2026.
The total fair value of the stock-based compensation awards that vested was $5 million, $8 million and $6 million during the years ended April 30, 2026, 2025 and 2024, respectively.
As of April 30, 2026, there was $95 million of total unrecognized compensation cost related to the equity-classified awards expected to be recognized over a weighted-average period of one year. The weighted average remaining contractual term of the equity-classified share options outstanding as of April 30, 2026 was eight years.
Stock-based compensation expense
The expenses and associated income tax benefits recognized are as follows:

	Year Ended April 30,
(In millions)	2026	2025	2024
Liability-classified awards
Compensation expense (credit)	$41	$(14)	$87
Impact of modification	15	—	—
Income tax (benefit) expense	(13)	2	(23)
Total	$43	$(12)	$64

Equity-classified awards
Compensation expense (credit)	$24	$5	$5
Income tax benefit	(6)	—	—
Total	$18	$5	$5
The Company’s stock-based compensation expense is included in “Selling, general and administrative expenses” in the Company’s consolidated statements of income.

Assumptions
The following assumptions were used in the Monte Carlo simulation model for the long-term incentive awards:

	Year Ended April 30,
	2026	2025	2024
Expected volatility	32.20%	32.80% - 32.82%	32.43% - 32.44%
Risk-free interest rate	3.83% - 3.84%	3.79% - 3.82%	4.40% - 4.83%
Expected term	3.00	1.00 - 2.00	1.00 - 2.00
Dividend yield	0.00%	0.00%	0.00%
On March 2, 2026, all existing plans were modified. At this date, the fair value of the equity-classified awards was $73.79 per share.
21. Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended April 30,
(In millions, except per share amounts)	2026	2025	2024
Numerator:
Net income	$1,325	$1,553	$1,572
Denominator:
Denominator for basic earnings per share—weighted-average common shares	420,382,197	435,873,592	436,988,043
Effect of dilutive securities:
Employee share options and share plan awards	624,871	1,078,328	2,349,673
Denominator for diluted earnings per share—weighted-average common shares	421,007,068	436,951,920	439,337,716
Basic earnings per share	$3.15	$3.56	$3.60
Diluted earnings per share	$3.15	$3.55	$3.58
22. Restructuring
In connection with our Sunbelt 4.0 strategic priorities for the U.K. segment, we initiated an operational restructuring during the second quarter of fiscal year 2026. The restructuring activities include the consolidation of certain regional operations, actions to enhance cost efficiency, and steps to exit non‑core assets. As part of this plan, we completed the sale of our U.K. Hoist business in October 2025 for proceeds of $16 million. In total, these activities have resulted in the recognition of $44 million of non‑recurring costs in the income statement in fiscal year 2026, with no further significant cost expected in fiscal year 2027.

The table below presents the components of restructuring expense.

		Year Ended April 30,
(In millions)		2026
Classification	Expense Type
Cost of equipment rentals, excluding depreciation	Employee related cost	$8
	Fixed asset related cost	4
Depreciation of rental equipment	Fixed asset related cost	14
Cost of rental equipment sales	Fixed asset related cost	4
Cost of sales of new equipment, merchandise and consumables	Fixed asset related cost	1
Selling, general and administrative expense	Miscellaneous cost including professional fees	1
Non-rental depreciation and amortization	Facility related cost	5
Other (income) expense, net	Loss on disposal	7
Total restructuring cost		$44
Restructuring costs that result in liabilities are primarily related to employee-related costs and other exit costs. The table below presents the components of the restructuring liabilities.

(In millions)	Employee Related Cost	Other Restructuring Cost	Total Restructuring Cost
Liability balance as of April 30, 2025	$—	$—	$—
Net charges to earnings	8	1	9
Cash paid	(5)	—	(5)
Liability balance as of April 30, 2026	$3	$1	$4
The accruals related to the restructuring costs have been presented in “Accrued expenses and other liabilities” in the Company's consolidated balance sheets.
23. Subsequent Events
Subsequent to the balance sheet date, the Company completed the acquisition of two businesses in North America. The total purchase price for these acquisitions was $683 million (including acquired debt). The initial accounting for these acquisitions is incomplete due to the proximity to the period end.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, as of April 30, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2026.
Remediation of the Previously Identified Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in its Registration Statement on Form 10, as well as in its Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, the Company identified a material weakness in its internal control over financial reporting, as it did not design and maintain effective controls to assess the classification of debt between current and noncurrent liabilities.
Following the identification of the material weakness and during the quarter ended April 30, 2026, management completed the design and implementation of control activities related to the assessment of the classification of debt between current and noncurrent liabilities, including reviewing the current and noncurrent debt balance sheet classification for each debt instrument to evaluate whether amounts due within twelve months of the balance sheet date have been appropriately classified as short-term debt or current maturities of long-term debt.
Management completed its testing of the newly designed and implemented control activities and determined that, as of April 30, 2026, the newly designed and implemented control activities have operated effectively for a sufficient period of time to conclude the material weakness has been remediated.
Management’s Annual Report on Internal Control over Financial Reporting
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
As described in the “Remediation of the Previously Identified Material Weakness in Internal Control over Financial Reporting” section above, there were changes in our internal control over financial reporting during the quarter ended April 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Insider Trading Arrangements
During the quarter ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Certain of our officers or directors have made, and may from time to time make, elections to have shares withheld or sold to cover tax withholding obligations that arise upon the settlement of awards granted under our equity incentive plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or constitute non-Rule 10b5-1 trading arrangements.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of the fiscal year covered by this report (the “2026 Proxy Statement”).
Item 11.    Executive Compensation.
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Charlotte, North Carolina, Auditor Firm ID: 238.
The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements: The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(2)Financial Statement Schedules: The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
(b)Exhibits. The following are filed, furnished or incorporated by reference as exhibits hereto:

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Sunbelt Rentals Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10, initially filed with the SEC on January 27, 2026 (the “Form 10”)).

3.2	Amended and Restated Bylaws of Sunbelt Rentals Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10).
4.1*	Description of Sunbelt Rentals Holdings, Inc.’s Securities.
4.2
2026 Senior Notes and 2031 Senior Notes Indenture, dated August 12, 2021, by and among Ashtead Capital, Inc., as issuer, Ashtead and certain of its direct and indirect subsidiaries, as guarantors, BNY Mellon Corporate Trustee Services Limited, as trustee, The Bank of New York Mellon, London Branch, as paying agent and The Bank of New York Mellon SA/NV, Dublin Branch, as registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Form 10).

10.1
Fourteenth Amendment to Loan and Security Agreement, dated May 15, 2024, by and among certain direct and indirect subsidiaries of Ashtead, as borrowers or guarantors, Ashtead, as borrower representative and guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 10).

10.2
Fifteenth Amendment to Loan and Security Agreement, dated November 13, 2024, by and among certain direct and indirect subsidiaries of Ashtead, as borrowers or guarantors, Ashtead, as borrower representative and guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 10).

10.3
Sixteenth Amendment to Loan and Security Agreement, dated December 24, 2025, by and among certain direct and indirect subsidiaries of Ashtead, as borrowers or guarantors, Ashtead, as borrower representative and guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 10).

10.4#	The Ashtead Group Long-Term Incentive Plan 2021 (incorporated by reference to Exhibit 10.4 to the Form 10).
10.5#	Omnibus Amendment to the Ashtead Group Long-Term Incentive Plan 2021 (incorporated by reference to Exhibit 10.20 to the Form 10).
10.6#	Ashtead Group plc 2017 Deferred Bonus Plan (incorporated by reference to Exhibit 10.5 to the Form 10).
10.7#	The Executive Non-Qualified Excess Plan of Sunbelt Rentals, Inc. (Plan Document) (incorporated by reference to Exhibit 10.6 to the Form 10).
10.8#	The Executive Non-Qualified Excess Plan of Sunbelt Rentals, Inc. (Adoption Agreement) (incorporated by reference to Exhibit 10.7 to the Form 10).
10.9#
Amended and Restated Employment Agreement, dated as of January 19, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and Brendan Horgan (incorporated by reference to Exhibit 10.15 to the Form 10).

10.10#
Amended and Restated Employment Agreement, dated as of January 12, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and Alex Pease (incorporated by reference to Exhibit 10.16 to the Form 10).

10.11#	Employment Agreement, dated as of April 1, 2018, by and between Ashtead Group plc and Michael Pratt (incorporated by reference to Exhibit 10.10 to the Form 10).

Exhibit Number	Description
10.12#	Retirement Letter Agreement, dated as of May 28, 2025, by and between Ashtead Group plc and Michael Pratt (incorporated by reference to Exhibit 10.11 to the Form 10).
10.13#
Amended and Restated Employment Agreement, dated as of January 16, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and John Washburn (incorporated by reference to Exhibit 10.17 to the Form 10).

10.14#	Employment Agreement, dated as of May 29, 2018, by and between Sunbelt Rentals, Inc. and Rod Samples (incorporated by reference to Exhibit 10.13 to the Form 10).
10.15#
Amended and Restated Employment Agreement, dated as of January 14, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and Brad Lull (incorporated by reference to Exhibit 10.18 to the Form 10).

10.16#	Sunbelt Rentals Holdings, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Form 10).
10.17#
Form of Restricted Stock Unit Award Agreement under the Sunbelt Rentals Holdings, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8, filed with the SEC on March 2, 2026).

10.18#
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Sunbelt Rentals Holdings, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8, filed with the SEC on March 2, 2026).

10.19#
Form of Performance Stock Unit Award Agreement under the Sunbelt Rentals Holdings, Inc. 2026 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8, filed with the SEC on March 2, 2026).

10.20#	Sunbelt Rentals Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Form 10).
10.21#	Form of Indemnification Agreement between Sunbelt Rentals and each of its directors and executive officers (incorporated by reference to Exhibit 10.22 to the Form 10).
16.1	Letter of PricewaterhouseCoopers LLP, United Kingdom dated March 2, 2026, addressed to the SEC (incorporated by reference to Exhibit 16.1 to the Form 8-K, filed with the SEC on March 2, 2026).
19.1*	Sunbelt Rentals Holdings, Inc. Securities Trading Policy.
21.1*	Subsidiaries of Sunbelt Rentals Holdings, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, United States.
23.2*	Consent of PricewaterhouseCoopers LLP, United Kingdom.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#*	Sunbelt Rentals Holdings, Inc. Executive Compensation Clawback Policy.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).
*    Filed herewith.
** Furnished herewith.
#    Indicates management contract, compensatory plan or arrangement.
Item 16.    Form 10-K Summary.
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2026.
Sunbelt Rentals Holdings, Inc.
By: /s/ Brendan Horgan
    Name:    Brendan Horgan
    Title:    Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 23, 2026:

	Name	Title
By:	/S/ Brendan Horgan	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/S/ Alex Pease	Chief Financial Officer
	Alex Pease	(Principal Financial Officer)

By:	/S/ Barbara Clark	Senior Vice President and Chief Accounting Officer
	Barbara Clark	(Principal Accounting Officer)

By:	/S/ Paul A. Walker	Director (Chair)
Paul A. Walker

By:	/S/ Nando Cesarone	Director
Nando Cesarone

By:	/S/ Angus Cockburn	Director
Angus Cockburn

By:	/S/ Jill Easterbrook	Director
Jill Easterbrook

By:	/S/ Renata Ribeiro	Director
Renata Ribeiro

By:	/S/ James Singleton	Director
James Singleton

By:	/S/ Roy Twite	Director
Roy Twite