Form 10-Q
period 2026-07-31
Sunbelt Rentals Holdings, Inc.
filed 2026-09-09
CIK 2083785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had outstanding 409,764,897 shares of common stock as of September 4, 2026.

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended April 30 of the respective year. For example, references to “fiscal 2026” or similar references refer to the fiscal year ended April 30, 2026, and references to “the first quarter of fiscal 2027” refer to the quarter ended July 31, 2026. References to the “Scheme” or “Redomiciliation” refer to the restructuring transaction that resulted in (i) Ashtead Group plc becoming a direct, wholly owned subsidiary of Sunbelt Rentals Holdings, Inc., (ii) the shareholders of Ashtead Group plc at the designated record time for the Scheme no longer holding shares of Ashtead Group plc but instead holding shares of common stock of Sunbelt Rentals Holdings, Inc., and (iii) Sunbelt Rentals Holdings, Inc. becoming the successor issuer to Ashtead Group plc, which was renamed “Ashtead Group Limited” and converted into a private company. Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” and other similar terms used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to Sunbelt Rentals Holdings, Inc. and its consolidated subsidiaries.
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
For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended April 30, 2026, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

Part I. Financial Information
Item 1. Financial Statements
SUNBELT RENTALS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	July 31, 2026 (unaudited)	April 30, 2026
ASSETS
Cash and cash equivalents	$32	$29
Accounts receivable, net of allowance for credit losses of $119 and $105, respectively	1,929	1,669
Inventory	192	180
Prepaid expenses and other assets	420	354
Total current assets	2,573	2,232
Rental equipment, net	11,856	11,224
Property and equipment, net	2,094	2,063
Goodwill	3,778	3,476
Other intangible assets, net	383	338
Operating lease right-of-use assets	2,663	2,664
Other long-term assets	266	271
Total non-current assets	21,040	20,036
Total assets	$23,613	$22,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$550	$550
Accounts payable	623	472
Accrued expenses and other liabilities	1,255	1,167
Operating lease liabilities	295	287
Total current liabilities	2,723	2,476
Long-term debt	8,006	7,033
Deferred taxes	2,463	2,394
Non-current portion of operating lease liabilities	2,572	2,577
Other long-term liabilities	402	379
Total non-current liabilities	13,443	12,383
Total liabilities	16,166	14,859
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock – $0.01 par value, 414,502,814 and 409,867,481 shares issued and outstanding, respectively, as of July 31, 2026, 413,965,587 and 410,272,086 shares issued and outstanding, respectively, as of April 30, 2026	4	4
Additional paid-in capital	235	204
Retained earnings	7,772	7,646
Treasury stock at cost – 4,635,333 and 3,693,501 shares as of July 31, 2026 and April 30, 2026, respectively	(334)	(259)
Common stock held by the ESOT – 0 and 0 shares as of July 31, 2026 and April 30, 2026, respectively	—	—
Accumulated other comprehensive loss	(230)	(186)
Total stockholders’ equity	7,447	7,409
Total liabilities and stockholders’ equity	$23,613	$22,268
See accompanying notes to the condensed consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME (UNAUDITED)

(In millions, except per share amounts)	Three Months Ended July 31,
	2026	2025
Revenues:
Equipment rentals	$2,927	$2,601
Sales of rental equipment	85	103
Sales of new equipment, merchandise and consumables	103	97
Total revenues	3,115	2,801
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,265	1,072
Depreciation of rental equipment	470	458
Cost of rental equipment sales	70	90
Cost of sales of new equipment, merchandise and consumables	61	58
Total cost of revenues	1,866	1,678
Gross profit	1,249	1,123
Selling, general and administrative expenses	443	414
Non-rental depreciation and amortization	115	113
Operating income	691	596
Interest expense, net	107	95
Other income, net	(7)	(7)
Income before provision for income taxes	591	508
Provision for income taxes	153	135
Net income	$438	$373
Basic earnings per share	$1.07	$0.87
Diluted earnings per share	$1.07	$0.87
See accompanying notes to the condensed consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,
(In millions)	2026	2025
Net income	$438	$373
Other comprehensive loss, net of tax:
Foreign currency translation adjustments(1)	(44)	(14)
Other comprehensive loss	(44)	(14)
Total comprehensive income	$394	$359
(1)There were no material reclassifications from accumulated other comprehensive loss reflected in other comprehensive loss during 2026 or 2025. There was no material tax impact related to the foreign currency translation adjustments during the three months ended July 31, 2026 and 2025.
See accompanying notes to the condensed consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions, except per share and share amounts)

	Three Months Ended July 31, 2026
	Sunbelt Rentals Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common stock held by the ESOT	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
				Amount	Amount
Balance as of April 30, 2026	$4	$204	$7,646	$(259)	$—	$(186)	$7,409
Net income	—	—	438	—	—	—	438
Foreign currency translation adjustments	—	—	—	—	—	(44)	(44)
Dividends declared, $0.75 per share	—	—	(307)	—	—	—	(307)
Repurchase of common stock	—	—	—	(56)	—	—	(56)
Settlement of stock-based compensation	—	5	(5)	(19)	—	—	(19)
Stock-based compensation	—	26		—	—	—	26
Balance as of July 31, 2026	$4	$235	$7,772	$(334)	$—	$(230)	$7,447

	Three Months Ended July 31, 2025
	Ashtead Share Capital	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common stock held by the ESOT	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
				Amount	Amount
Balance as of April 30, 2025	$82	$46	$9,103	$(1,171)	$(35)	$(226)	$7,799
Net income	—	—	373	—	—	—	373
Foreign currency translation adjustments	—	—	—	—	—	(14)	(14)
Repurchase of common stock	—	—	—	(332)	(18)	—	(350)
Stock-based compensation	—	(2)	(2)	—	30	—	26
Balance as of July 31, 2025	$82	$44	$9,474	$(1,503)	$(23)	$(240)	$7,834
See accompanying notes to the condensed consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED)

	Three Months Ended July 31,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$438	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585	571
Gain on sales of rental equipment	(15)	(13)
Gain on sales of non-rental equipment	(3)	(6)
Deferred tax expense	72	29
Non-cash operating lease expense	80	74
Stock-based compensation expense	26	23
Provision for receivable allowances	18	15
Other	—	3
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(244)	(203)
Increase in inventory	(1)	(25)
Increase in prepaid expenses and other assets	(45)	(1)
(Decrease) increase in accounts payable	(90)	15
Decrease in operating lease liabilities	(74)	(70)
Increase in accrued expenses and other liabilities	93	83
Net cash provided by operating activities	840	868
Cash flows from investing activities
Payments for acquisition of businesses, net of cash acquired	(667)	(20)
Payments for purchases of rental equipment	(759)	(394)
Payments for purchases of non-rental property and equipment	(96)	(111)
Proceeds from sales of rental equipment	77	92
Proceeds from sales of non-rental property and equipment	8	13
Payments for purchases of intangibles	(1)	(2)
Net cash used in investing activities	(1,438)	(422)
Cash flows from financing activities
Proceeds from debt	2,191	290
Payments of debt	(1,207)	(382)
Repayments of principal under finance lease liabilities	(4)	(4)
Dividends paid	(307)	—
Common stock repurchased by the ESOT	—	(18)
Payments of tax withholding for stock-based compensation	(16)	—
Common stock repurchased	(56)	(330)
Net cash provided by (used in) financing activities	601	(444)
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	3	2
Cash and cash equivalents at the beginning of period	29	21
Cash and cash equivalents at the end of period	$32	$23

	Three Months Ended July 31,
(In millions)	2026	2025

Supplemental disclosure of cash flow information:
Cash paid for interest	$68	$66
Cash paid (received) for income taxes, net	11	(1)
See accompanying notes to the condensed consolidated financial statements.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In the current period, these condensed consolidated financial statements reflect the effects of the new corporate structure with Sunbelt Rentals Holdings, Inc. as the ultimate parent company. For periods prior to February 27, 2026 (the “Effective Date”), these condensed consolidated financial statements reflect the historical results, assets, liabilities and cash flows of Ashtead Group Limited and its subsidiaries as the accounting predecessor. “Sunbelt,” “we,” “us” and “our” for periods prior to the Effective Date refer to Ashtead Group plc and its consolidated subsidiaries, and references for periods on or after the Effective Date refer to Sunbelt Rentals Holdings, Inc. and its consolidated subsidiaries.
2.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) with respect to interim financial information. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended April 30, 2026, included in the Annual Report on Form 10-K filed by the Company with the SEC on June 23, 2026.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair statement of the Company's condensed consolidated financial statements for the interim periods presented. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.
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
Recently Issued Accounting Pronouncements
Adopted
Credit Losses. In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments – Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to elect a practical expedient under which conditions as of the balance sheet date are assumed to remain unchanged for the remaining life of the asset. We have elected this practical expedient in applying the guidance. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We have adopted this guidance, which did not have a material impact on our financial statements.
Not Yet Adopted
Expense Disaggregation Disclosure. In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
220-40),” which improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative, and research and development. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The amendments in this ASU can be applied prospectively or retrospectively and early adoption is permitted. This standard is not expected to have an impact on any amounts recognized in our financial statements, but will result in more detailed disclosures addressing the categorization of expenses.
Internal Use Software. In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. This ASU is effective for fiscal years beginning after December 15, 2027 and early adoption is permitted. The amendments in this ASU can be applied prospectively, retrospectively, or with a modified transition approach. The Company is evaluating the effect of adopting this new accounting guidance.
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
3.    Revenue Recognition
Sunbelt is principally engaged in the business of renting equipment. Ancillary to Sunbelt’s principal equipment rental business, Sunbelt also sells used rental equipment, new equipment and merchandise and consumables and offers certain services to support its customers. Sunbelt’s rental transactions are accounted for under ASC Topic 842, Leases (“Topic 842”), while the sale of rental and new equipment, merchandise and consumables, along with certain services provided to customers, are recognized under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and, therefore, excluded from revenue.
Nature of goods and services
In the following table, revenue is summarized by type and by the applicable accounting standard.

	Three Months Ended July 31,
	2026			2025
(In millions)	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Revenues:
Equipment rentals	$2,319	$—	$2,319	$2,100	$—	$2,100
Other rental revenue:
Delivery and pick-up	—	257	257	—	230	230
Other	95	256	351	90	181	271
Total equipment rentals	2,414	513	2,927	2,190	411	2,601
Sales of rental equipment	—	85	85	—	103	103
Sales of new equipment, merchandise and consumables	—	103	103	—	97	97
Total revenues	$2,414	$701	$3,115	$2,190	$611	$2,801
Revenues by reportable segment are presented in Note 5 of the condensed consolidated financial statements, using the revenue captions reflected in our condensed consolidated statements of income.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease revenues (Topic 842):
Equipment rentals revenue
The Company offers a broad portfolio of equipment for rent. Equipment rentals revenue includes revenue generated from renting equipment to customers and is recognized on a straight-line basis over the length of the rental contract. These lease contracts are operating leases under Topic 842. As the rental contracts can extend across reporting periods, the Company records unbilled rental revenues and deferred revenues at the end of reporting periods to ensure rental revenues earned is appropriately stated for the periods presented. Receivables from unbilled rental revenue is included in “Prepaid expenses and other assets” was $182 million and $144 million as of July 31, 2026 and April 30, 2026, respectively. Deferred revenue is included in “Accrued expenses and other liabilities” in the condensed consolidated balance sheet and was $141 million and $99 million as of July 31, 2026 and April 30, 2026, respectively.
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
Other rental revenue
Other equipment rentals revenues primarily include the consumption of fuel by our customers, erection and dismantling services provided and other ancillary services provided in connection with the rental equipment. The Company recognizes revenue as the services are provided.
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
Contract Assets and Liabilities
The Company does not have material contract assets or contract liabilities associated with customer contracts. The Company's contracts with customers do not generally result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenue during the three months ended July 31, 2026 or 2025 that was included in the contract liability balance as of the beginning of each period.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Obligations
Most of the Company's revenue recognized under Topic 606 is recognized at a point-in-time, rather than over time. Accordingly, in any particular period, the Company does not generally recognize a significant amount of revenue from performance obligations satisfied in previous periods, and the amounts of such revenue recognized during the three months ended July 31, 2026 and 2025 was not material. The Company also does not expect to recognize material revenue in the future related to performance obligations that were unsatisfied as of July 31, 2026.
Payment terms
The Topic 606 revenues do not include material amounts of variable consideration. The credit periods offered to customers vary according to the credit risk profiles of, and the invoicing conventions established in, the Company’s markets. The contractual terms on invoices issued to customers vary between North America and the U.K., in that invoices issued in the U.K. are generally payable within 30-60 days whereas invoices issued in North America are generally payable within 30 days. The contracts do not include a significant financing component.
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
The roll-forward of the allowance for credit losses is shown below.

	Three Months Ended July 31,
(In millions)	2026	2025
Beginning balance	$105	$102
Amounts written off or recovered	(4)	(4)
Increase in allowance recognized	18	15
Ending balance	$119	$113

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Acquisitions
The Company undertakes bolt-on acquisitions to complement its organic growth strategy.
2026 Acquisitions
During the three months ended July 31, 2026, the Company completed two acquisitions, consisting of two North America - Specialty acquisitions, both of which were individually immaterial. The aggregate cash consideration for the acquisitions was $669 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The purchase price was preliminarily allocated based on information available at the acquisition date and is subject to change as we complete our analysis of the fair values at the date of the acquisition during the measurement period, not to exceed one year as permitted under Topic 805.

(In millions)	Total
Accounts receivable (1)	$33
Inventory	11
Rental equipment	265
Property and equipment	14
Operating lease right-of-use assets	11
Intangible assets	80
Total identifiable assets acquired	414
Accounts payable, accrued expenses and other liabilities	(51)
Deferred taxes	(2)
Operating lease liabilities	(11)
Total liabilities assumed	(64)
Net identifiable assets acquired	350
Goodwill	319
Net assets acquired	$669
(1)    Accounts receivable had an estimated fair value of $33 million and a gross contractual value of $35 million. The difference represents the Company's best estimate of the contractual cash flows that will not be collected.
The above table is inclusive of measurement period adjustments made during the three months ended July 31, 2026 for prior period acquisitions which resulted in a $2 million increase to net assets acquired and a $2 million increase in goodwill.
The following table reflects the fair values and weighted average useful lives of the acquired intangible assets identified based on the purchase accounting assessments:

(In millions)	Fair value	Life (years)
Customer lists	$77	10
Contract related	3	5
Total	$80
The goodwill recognized in connection with the acquisitions completed during the three months ended July 31, 2026 was allocated entirely to the North America - Specialty segment. The goodwill arising can be attributed to the key management personnel and workforce of the acquired businesses, to the benefits through advancing the clusters and leveraging cross-selling opportunities, and to the synergies and other benefits Sunbelt expects to derive from the acquisitions. The synergies and other benefits include eliminating duplicate costs, improving utilization of the acquired rental fleet, and using Sunbelt’s financial strength to invest in the acquired business and drive improved returns through a

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
semi-fixed cost base and the application of Sunbelt’s proprietary software to optimize revenue opportunities. The goodwill expected to be deductible for income tax purposes is $319 million.
Due to the post‑acquisition integration of the acquired businesses, including the transfer of rental equipment between locations, investment in rental fleet, consolidation of certain operations, and shared servicing of customers across locations, the Company determined it is impracticable to separately quantify the acquirees’ revenue and earnings since their respective acquisition dates.
The revenue and net income of these acquisitions from May 1, 2026 to their date of acquisition was not material.
2025 Acquisitions
During the three months ended July 31, 2025, the Company completed two acquisitions, consisting of one North America - General Tool acquisition and one North America - Specialty acquisition, each of which was individually immaterial. The aggregate cash consideration for the acquisitions was $29 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The purchase price was preliminarily allocated based on information available at the acquisition date and adjusted during the measurement period, not to exceed one year as permitted under Topic 805, as we completed our analysis of the fair values. No material measurement-period adjustments were recorded upon finalization of the purchase price allocations, during the three months ended July 31, 2025.

(In millions)	Total
Accounts receivable (1)	$1
Rental equipment	7
Property and equipment	1
Operating lease right-of-use assets	4
Intangible assets	2
Total identifiable assets acquired	15
Operating lease liabilities	(4)
Total liabilities assumed	(4)
Net identifiable assets acquired	11
Goodwill	18
Net assets acquired	$29
(1)    Accounts receivable had an estimated fair value of $1 million and a gross contractual value of $1 million.
The above table is inclusive of measurement period adjustments made during the three months ended July 31, 2025 for prior period acquisitions which resulted in a $6 million increase to net assets acquired and a $6 million decrease in goodwill.
The following table reflects the fair values and useful lives of the acquired intangible assets identified based on the purchase accounting assessments:

(In millions)	Fair value	Life (years)
Customer lists	$1	5
Software	1	7
Total	$2

The goodwill arising can be attributed to the key management personnel and workforce of the acquired businesses, to the benefits through advancing the clusters and leveraging cross-selling opportunities, and to the synergies and other benefits Sunbelt expects to derive from the acquisitions. The synergies and other benefits include elimination of duplicate costs, improving utilization of the acquired rental fleet, using Sunbelt’s financial strength to invest in the acquired

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
business and drive improved returns through a semi-fixed cost base and the application of Sunbelt’s proprietary software to optimize revenue opportunities. The goodwill expected to be deductible for income tax purposes is $17 million.
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
5.    Segment Information
Sunbelt operates with the following three reportable and operating segments: North America – General Tool, North America – Specialty and U.K., which are consistent with how Sunbelt’s chief operating decision maker ("CODM") assesses performance and allocates resources. The operating segments are determined primarily based on the nature of the products and services and the management structure of the Company. The Company’s CODM has been identified as its chief executive officer.
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
United Kingdom
The U.K. segment operates predominantly in the U.K. and rents a broad range of construction, industrial, general and specialty equipment.
The Company manages debt, its lease portfolio and taxation centrally, rather than by operating segments. Accordingly, segmental costs are stated excluding the impact of Topic 842 lease accounting in relation to Sunbelt’s property leases. Furthermore, segment results are stated before interest and taxation which are reported as central cost items. This is consistent with the way the CODM reviews the business.
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
The following table sets forth financial information by segment for the three months ended July 31, 2026 and 2025 and as of July 31, 2026 and April 30, 2026:

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	North America
(In millions)	General Tool	Specialty	United Kingdom	Total
Three Months Ended July 31, 2026
Equipment rentals	$1,648	$1,070	$209	$2,927
Sales of rental equipment	54	20	11	85
Sales of new equipment, merchandise and consumables	41	42	20	103
Total revenues	1,743	1,132	240	3,115
Cost of rental equipment sales	(46)	(16)	(8)	(70)
Staff costs(1)	(366)	(210)	(69)	(645)
Depreciation	(359)	(146)	(41)	(546)
Other segment items(2)	(433)	(387)	(102)	(922)
Adjusted segment operating profit	539	373	20	932
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(205)
Interest expense, net				(107)
Amortization of acquired intangibles				(29)
Income before provision for income taxes				$591

Three Months Ended July 31, 2025
Equipment rentals	$1,535	$854	$212	$2,601
Sales of rental equipment	71	23	9	103
Sales of new equipment, merchandise and consumables	43	32	22	97
Total revenues	1,649	909	243	2,801
Cost of rental equipment sales	(61)	(23)	(6)	(90)
Staff costs(1)	(329)	(177)	(70)	(576)
Depreciation	(351)	(136)	(45)	(532)
Other segment items(2)	(389)	(273)	(102)	(764)
Adjusted segment operating profit	519	300	20	839
Reconciliation of Adjusted Segment Operating Profit to income before provision for income taxes:
Central costs(3)				(208)
Interest expense, net				(95)
Amortization of acquired intangibles				(28)
Income before provision for income taxes				$508
(1)Staff costs are comprised of salaries, related benefits and retirement costs.
(2)Other segment items are comprised of spares, vehicle, facility and other miscellaneous costs.
(3)Central costs comprise of corporate costs incurred to run the business as a whole including costs associated with Sunbelt’s support functions, technology expenditure and the accounting adjustment to reflect ASC 842 lease accounting in relation to Sunbelt’s property leases, as well as other items not allocated to segments, including other expense (income), net. This also includes non-recurring costs related to the operational restructure of the United Kingdom segment and the Redomiciliation.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	North America
(In millions)	General Tool	Specialty	United Kingdom	Total
Three Months Ended July 31, 2026
Capital expenditures	$695	$554	$61	$1,310

As of July 31, 2026
Segment assets	$10,551	$4,359	$1,154	$16,064
Corporate				7,549
Total assets				$23,613

Three Months Ended July 31, 2025
Capital expenditures	$321	$159	$60	$540

As of April 30, 2026
Segment assets	$10,141	$3,813	$1,131	$15,085
Corporate				7,183
Total assets				$22,268
6.    Income Taxes
Sunbelt recorded income tax expense, based upon the estimated annual effective tax rate as adjusted for discrete items, if any, of $153 million on pre-tax book income of $591 million, and $135 million on pre-tax book income of $508 million for the three months ended July 31, 2026 and 2025, respectively. This led to an effective tax rate of 26% and 27% for the three months ended July 31, 2026 and 2025, respectively.
7.    Inventory
Inventory consists of the following:

(In millions)	July 31, 2026	April 30, 2026
Raw materials, consumables and spares	$96	$92
Goods for resale	96	88
Inventory	$192	$180
8.    Rental Equipment, net
Rental equipment consists of the following:

(In millions)	July 31, 2026	April 30, 2026
Rental equipment	$20,102	$19,231
Less: accumulated depreciation	(8,246)	(8,007)
Rental equipment, net	$11,856	$11,224
Amounts due but unpaid for purchases of rental equipment was $607 million and $387 million as of July 31, 2026 and April 30, 2026, respectively. These balances are included in “Accounts payable” and “Accrued expenses and other liabilities” in the consolidated balance sheet. Amounts receivable but unpaid for sales of rental equipment was $127 million and $122 million as of July 31, 2026 and April 30, 2026, respectively. These balances are included in “Accounts receivable, net of allowance for credit losses.”

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Debt
Debt, net of unamortized original issue premiums and unamortized debt issuance costs, consists of the following:

(In millions)	July 31, 2026	April 30, 2026
First priority senior secured bank debt	$1,213	$1,421
1.500% senior notes, due August 2026	550	550
4.375% senior notes, due August 2027	599	598
4.000% senior notes, due May 2028	598	598
4.250% senior notes, due November 2029	597	597
4.950% senior notes, due August 2030	444	—
2.450% senior notes, due August 2031	746	746
5.500% senior notes, due August 2032	741	741
5.550% senior notes, due May 2033	745	745
5.950% senior notes, due October 2033	745	745
5.800% senior notes, due April 2034	842	842
5.650% senior notes, due August 2036	736	—
Total debt	$8,556	$7,583
Less: short-term portion (1)	(550)	(550)
Total long-term debt	$8,006	$7,033
(1)    Short-term portion includes outstanding amounts under 1.500% senior notes, due August 2026, which were repaid subsequent to the balance sheet date.
First priority senior secured credit facility
As of July 31, 2026, $4,750 million was committed by the senior lenders under the asset-based senior secured revolving credit facility (“ABL Facility”) until November 2029. The amount utilized was $1,217 million (including letters of credit totaling $4 million). The ABL Facility is secured by a first priority security interest in substantially all of the assets of the Company and its material U.S., U.K., and Canadian subsidiaries, subject to customary exceptions. Pricing for the $4,750 million revolving credit facility is based on average availability according to a grid, varying from the applicable interest rate plus 125 basis points to 137.5 basis points. The applicable interest rate is based on Secured Overnight Financing Rate (“SOFR”) for U.S. dollar loans, Canadian Overnight Repo Rate Average (“CORRA”) for Canadian dollar loans and Sterling Overnight Interbank Average (“SONIA”) for sterling loans. The borrowing rate was the applicable interest rate plus 125 basis points and the weighted average interest rate was 4.692% and 4.718% as of July 31, 2026 and April 30, 2026, respectively.
The only financial performance covenant under the ABL Facility is a fixed charge ratio (comprising last 12-month (“LTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”) before exceptional items less LTM net capital expenditure paid in cash over the sum of scheduled debt repayments plus cash interest, cash tax payments and dividends paid in the last 12 months) which must be equal to or greater than 1.0 times.
This covenant does not, however, apply when excess availability (the difference between the borrowing base and facility utilization, taking into account borrowing base amounts in excess of the revolving commitments, subject to certain limitations) exceeds $475 million. Excess availability under the ABL Facility for covenant purposes was $3,750 million and $3,540 million as of July 31, 2026 and April 30, 2026, respectively, meaning that the covenant was not measured for the periods presented and is unlikely to be measured in the forthcoming quarters.
Senior Notes
Senior notes are guaranteed by the Company and substantially all of the Company's material direct and indirect subsidiaries, other than Ashtead Capital, Inc. ("Ashtead Capital"), the issuer for senior notes issued prior to April 30, 2026. The principal terms of the Company's senior notes, including guarantees, ranking, covenants and redemption features, are unchanged from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2026 and are incorporated herein by reference.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the period, the Company issued two new series of senior notes, as a result of which, as of July 31, 2026, the Company had eleven series of senior notes outstanding. The new notes issued during the period are described below.
$450 million 4.950% senior notes due 2030. On July 14, 2026, the Company issued $450 million principal amount of 4.950% Senior Notes which are due August 12, 2030. Interest on the notes is payable on February 12 and August 12 of each year, beginning on February 12, 2027. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price of 100% plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Sunbelt Rentals Holdings, Inc. may also redeem the notes at a redemption price of 100% of the principal amount thereof outstanding, plus accrued and unpaid interest, if any, to the date of redemption.
$750 million 5.650% senior notes due 2036. On July 14, 2026, the Company issued $750 million principal amount of 5.650% Senior Notes which are due August 12, 2036. Interest on the notes is payable on February 12 and August 12 of each year, beginning on February 12, 2027. The Company may redeem the notes, in whole or in part, at any time prior to the maturity date at a redemption price of 100% plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Sunbelt Rentals Holdings, Inc. may also redeem the notes at a redemption price of 100% of the principal amount thereof outstanding, plus accrued and unpaid interest, if any, to the date of redemption.
10.    Fair Value Measurements
The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the first priority senior secured credit facility and finance leases approximated their book values as of July 31, 2026 and April 30, 2026. The estimated fair values of the other financial instruments were as follows:

		July 31, 2026
(In millions)		Carrying Amount	Fair Value
Liabilities
Senior notes	Level 2	7,343	7,280
Contingent consideration	Level 3	27	27

		April 30, 2026
(In millions)		Carrying Amount	Fair Value
Liabilities
Senior notes	Level 2	6,162	6,165
Contingent consideration	Level 3	27	27
The senior notes are carried at amortized cost and the contingent consideration and equity investments are carried at fair value in the condensed consolidated balance sheets.
Contingent consideration relates to recent acquisitions and is based on the post-acquisition performance of the acquired businesses. The consideration is expected to be paid out over the next six years and is reassessed at each reporting date. Contingent consideration is a Level 3 financial liability. Future anticipated payments in respect of contingent consideration are initially recorded at fair value which is the present value of the expected cash outflows of the obligations. The obligations are dependent upon the future financial performance of the businesses acquired. The fair value is estimated based on internal financial projections prepared in relation to the acquisition with the contingent consideration discounted to present value using a discount rate in line with the Company’s cost of debt. There have been no changes in the fair value of contingent consideration during the three months ended July 31, 2026.
Equity investments without a readily observable fair value of $32 million as of July 31, 2026 and April 30, 2026 are included in “Other long-term assets” in the consolidated balance sheets. The investments are assessed for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable, and measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, and as such classified within Level 3 of the fair value hierarchy. During

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the three months ended July 31, 2026 and year ended April 30, 2026, no impairment losses were recognized. There was no activity related to the fair value of investments during the three months ended July 31, 2026.
11.     Commitments and Contingencies
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
We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the discounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. As of July 31, 2026, we had contingent liabilities under these outstanding letters of credit of approximately $104 million, including an amount of $4 million issued under the Company's ABL Facility as disclosed in Note 9.
12.     Stockholders' Equity
The following table presents a summary of the Company’s share activity:

	July 31,
	2026	2025
Ashtead share capital, £0.10 ($0.18) par value:
Balance at beginning of period	—	451,354,833
Balance at end of period	—	451,354,833

Sunbelt Rentals common stock, $0.01 par value:
Balance at beginning of period	413,965,587	—
Settlement of stock-based compensation	537,227	—
Balance at end of period	414,502,814	—

Treasury stock:
Balance at beginning of period	3,693,501	20,111,957
Repurchase of common stock	725,000	5,425,460
Settlement of stock-based compensation	216,832	—
Balance at end of period	4,635,333	25,537,417

Common stock held by the ESOT:
Balance at beginning of period	—	534,660
Settlement of stock-based compensation	—	(461,036)
Repurchase of common stock	—	290,888
Balance at end of period	—	364,512
Common Stock
Effective February 27, 2026, Ashtead completed a reorganization pursuant to a U.K. court-sanctioned scheme of arrangement, which resulted in the establishment of Sunbelt Rentals Holdings, Inc. as the new U.S. holding company.
Ashtead’s common stock, with a par value of £0.10 ($0.18) per share, ceased trading on the London Stock Exchange and was subsequently cancelled. Common stock with a par value of $0.01 per share was issued to the former Ashtead shareholders by Sunbelt Rentals Holdings, Inc. in exchange for the Ashtead cancelled stock.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The total number of shares of capital stock which the Company has authority to issue is 2,500,000,000 shares of common stock and 25,000,000 shares of preferred stock, par value $0.01 per share. No preferred stock has been issued as of July 31, 2026.
Treasury Stock
On February 26, 2026, the Company cancelled all Ashtead Group plc ordinary shares held in treasury in connection with its U.S. Listing and the Scheme.
On March 2, 2026, the Company commenced a new share repurchase program of shares of Sunbelt Rentals Holdings, Inc. common stock up to $1.5 billion, which was previously announced on December 9, 2025. As of July 31, 2026, the Company had made $315 million repurchases and these shares are reflected as treasury stock.
Employee Share Ownership Trust (“ESOT”)
The ESOT was previously established in connection with the Company’s long-term incentive plans. During fiscal 2026, the Company commenced the termination of the ESOT with all outstanding shares sold.
13.    Stock-Based Compensation
Equity-classified awards
A summary of the transactions within Sunbelt’s equity-classified long-term incentive awards is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of April 30, 2026	2,640,449	$71.94
Granted	920,860	75.18
Exercised	(537,227)	72.20
Expired/lapsed	(45,501)	73.01
Outstanding and exercisable as of July 31, 2026	2,978,581	$72.87

Stock-based compensation expense
Stock-based compensation expense was $26 million and $23 million for the three months ended July 31, 2026 and 2025, respectively. Sunbelt’s stock-based compensation expense is included in selling, general and administrative expense in Sunbelt’s condensed consolidated statements of income.

SUNBELT RENTALS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
(In millions, except per share amounts)	2026	2025
Numerator:
Net income	$438	$373
Denominator:
Denominator for basic earnings per share—weighted-average common shares	409,984,863	428,303,318
Effect of dilutive securities:
Employee share options and share plan awards	1,321,378	727,267
Denominator for diluted earnings per share—weighted-average common shares	411,306,241	429,030,585
Basic earnings per share	$1.07	$0.87
Diluted earnings per share	$1.07	$0.87
15.    Subsequent Events
Subsequent to the balance sheet date, the Company has completed the acquisition of three businesses in North America. The total purchase price for these acquisitions was $56 million. The initial accounting for these acquisitions is incomplete due to the proximity to the period end.
In addition, on August 12, 2026, the Company repaid its $550 million 1.500% senior notes in accordance with their scheduled maturity.
On September 9, 2026, the Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on October 2, 2026, to stockholders of record as of September 18, 2026.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations
We historically conducted our business through Ashtead Group plc, and therefore, our condensed consolidated financial statements included in this Form 10-Q for the comparative period present the consolidated results of operations of Ashtead Group plc and its subsidiaries. Sunbelt Rentals Holdings, Inc. (the “Registrant”) was incorporated on February 12, 2025 and became the parent holding company of the Group upon completion of the Scheme on February 27, 2026. Prior to the Scheme, the Registrant was a company with no assets, liabilities, contingencies or commitments, and it conducted no operations prior to the date of the Scheme.
Overview
We believe we are one of the largest international equipment rental companies by rental revenue, with a network of 1,638 stores across North America and the United Kingdom as of July 31, 2026. We conduct our equipment rental operations under the name “Sunbelt Rentals.” We believe that Sunbelt Rentals is the second largest equipment rental business in North America and the largest equipment rental company in the United Kingdom, in each case, by rental revenue. In the three months ended July 31, 2026, we generated revenue of $3,115 million, operating income of $691 million and adjusted operating profit of $759 million. See Part I, Item 2 “Key Financial Metrics—Non-GAAP Financial Measures” below for a definition and reconciliation of adjusted operating profit to the most directly comparable U.S. GAAP measure.
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
In the three months ended July 31, 2026, 56% of our revenue was attributable to the North America – General Tool segment, 36% of our revenue was attributable to the North America – Specialty segment and 8% of our revenue was attributable to the United Kingdom segment.
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
Currency Translation Exposure
Currency risk is predominantly translation risk, as there are no significant transactions in the ordinary course of business that take place between foreign affiliates. Although our reporting currency is the U.S. dollar, we derived 15% of our revenue for the three months ended July 31, 2026 from companies that have non-U.S. dollar currencies, primarily British pounds and Canadian dollars. Consequently, any change in exchange rates between the U.S. dollar and the British pound or the Canadian dollar exposes us to translation risk and may significantly affect our consolidated results of operations and balance sheet (see also Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk–Currency Risk” below).
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
Other Income, Net
Other income, net comprises gains/losses from disposals of non-rental assets, changes due to foreign currency exchanges, gains/losses from the remeasurement of equity investments and various other miscellaneous non-operating expenses.
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
Results of Operations
The table below summarizes our consolidated results of operations for the periods indicated.

	Three Months Ended July 31,
(In millions)	2026	2025
Revenues:
Equipment rentals	$2,927	$2,601
Sales of rental equipment	85	103
Sales of new equipment, merchandise and consumables	103	97
Total revenues	3,115	2,801
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,265	1,072
Depreciation of rental equipment	470	458
Cost of rental equipment sales	70	90
Cost of sales of new equipment, merchandise and consumables	61	58
Total cost of revenues	1,866	1,678
Gross profit	1,249	1,123
Selling, general and administrative expenses	443	414
Non-rental depreciation and amortization	115	113
Operating income	691	596
Interest expense, net	107	95
Other income, net	(7)	(7)
Income before provision for income taxes	591	508
Provision for income taxes	153	135
Net income	$438	$373

Three Months Ended July 31, 2026 Compared With Three Months Ended July 31, 2025
Revenues
Equipment rentals. Total equipment rentals revenue increased by $326 million, or 13%, to $2,927 million in the three months ended July 31, 2026, from $2,601 million in the three months ended July 31, 2025, representing 94% and 93% of total revenues in the three months ended July 31, 2026 and 2025, respectively. The increase in total equipment rentals revenue arose predominantly due to increases in rental volume in both of our North American segments, as well as positive rental rate momentum. As of July 31, 2026, our dollar utilization was 55%, compared to 54% as of July 31, 2025. The average original equipment cost (“OEC”) of our rental fleet increased by 6% in the three months ended July 31, 2026, compared to the three months ended July 31, 2025. See “—Key Financial Metrics—Key Performance Indicators” below for the definition of and further information on dollar utilization.
On a segment basis, equipment rentals revenue attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 56%, 37% and 7%, respectively, of total equipment rentals revenue in the three months ended July 31, 2026, compared to 59%, 33% and 8%, respectively, in the three months ended July 31, 2025.
North America – General Tool. Equipment rentals revenue attributable to the North America – General Tool segment increased by $113 million, or 7%, to $1,648 million in the three months ended July 31, 2026, from $1,535 million in the three months ended July 31, 2025. This increase was primarily attributable to a 5% increase in the average OEC coupled with an increase in physical utilization, supported by positive rental rate movements, offset by general inflationary factors, resulting in no change in dollar utilization of 47% compared with the prior year. In the three months ended July 31, 2026, equipment rentals revenue attributable to same-store and greenfield sites increased by 6%, compared to the three months ended July 31, 2025, while revenues attributable to bolt-on acquisitions since May 1, 2025 contributed a further 1% of equipment rentals revenue growth over the same period.
North America – Specialty. Equipment rentals revenue attributable to the North America – Specialty segment increased by $216 million, or 25%, to $1,070 million in the three months ended July 31, 2026, from $854 million in the three months ended July 31, 2025. This increase was primarily due to a 13% increase in the average OEC, with increased rental volumes, coupled with an increase in dollar utilization to 77% compared to 74% in the prior year reflecting increased fleet utilization and efficiency. In addition, given the higher fuel prices coupled with higher demand in the quarter for certain ancillary services, revenues associated with fuel, pickup and delivery, and other ancillary services increased disproportionally to rental only revenue for North America - Specialty. In the three months ended July 31, 2026, equipment rentals revenue attributable to same-store and greenfield sites increased by 19% compared to the three months ended July 31, 2025, while equipment rentals revenue attributable to bolt-on acquisitions since May 1, 2025 contributed a further 6% of equipment rentals revenue growth over the same period.
United Kingdom. Equipment rentals revenue attributable to the United Kingdom segment decreased by $3 million, or 1%, to $209 million in the three months ended July 31, 2026, from $212 million in the three months ended July 31, 2025.
Sales of rental equipment. Total revenues from the sale of rental equipment decreased by $18 million, or 17%, to $85 million in the three months ended July 31, 2026, from $103 million in the three months ended July 31, 2025, representing 3% and 4% of total revenues in the three months ended July 31, 2026 and 2025, respectively. This decrease in sales of rental equipment reflects a lower volume of used equipment sales compared to the three months ended July 31, 2025, partially offset by an improvement in used equipment pricing and mix of the types of assets sold.
On a segment basis, revenues from the sale of rental equipment attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 63%, 24% and 13%, respectively, of total revenues from the sale of rental equipment in the three months ended July 31, 2026, compared to 69%, 22% and 9%, respectively, in the three months ended July 31, 2025.
North America – General Tool. Revenues from the sale of rental equipment attributable to the North America – General Tool segment decreased by $17 million, or 24%, to $54 million in the three months ended July 31, 2026, from $71 million in the three months ended July 31, 2025.
North America – Specialty. Revenues from the sale of rental equipment attributable to the North America – Specialty segment decreased by $3 million, or 13%, to $20 million in the three months ended July 31, 2026, from $23 million in the three months ended July 31, 2025.

United Kingdom. Revenues from the sale of rental equipment attributable to the United Kingdom segment increased by $2 million, or 22%, to $11 million in the three months ended July 31, 2026, from $9 million in the three months ended July 31, 2025.
Sales of new equipment, merchandise and consumables. Total revenues from the sale of new equipment, merchandise, and consumables increased by $6 million, or 6%, to $103 million in the three months ended July 31, 2026, from $97 million in the three months ended July 31, 2025, representing 3% of total revenues in both the three months ended July 31, 2026 and 2025. This increase was primarily due to a higher volume of new equipment sales, which were most pronounced in the North America – Specialty segment.
On a segment basis, revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool, North America – Specialty and United Kingdom segments represented 40%, 41% and 19%, respectively, of total revenues from the sale of new equipment, merchandise and consumables in the three months ended July 31, 2026, compared to 44%, 34% and 22%, respectively, in the three months ended July 31, 2025.
North America – General Tool. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – General Tool segment decreased by $2 million, or 5%, to $41 million in the three months ended July 31, 2026, from $43 million in the three months ended July 31, 2025.
North America – Specialty. Revenues from the sale of new equipment, merchandise and consumables attributable to the North America – Specialty segment increased by $10 million, or 31%, to $42 million in the three months ended July 31, 2026, from $32 million in the three months ended July 31, 2025.
United Kingdom. Revenues from the sale of new equipment, merchandise and consumables attributable to the United Kingdom segment decreased by $2 million, or 9%, to $20 million in the three months ended July 31, 2026, from $22 million in the three months ended July 31, 2025.
Total revenues. For the reasons explained above, total revenues increased by $314 million, or 11%, to $3,115 million in the three months ended July 31, 2026, from $2,801 million in the three months ended July 31, 2025.
Cost of Revenues
Cost of equipment rentals, excluding depreciation. Cost of equipment rentals, excluding depreciation increased by $193 million, or 18%, to $1,265 million in the three months ended July 31, 2026, from $1,072 million in the three months ended July 31, 2025. This increase was primarily due to an increase in staff costs, reflecting, in part, activity levels within the business, and fuel costs, reflecting market based factors and the increase in fuel revenue, in particular, in the North America - Specialty segment. In addition, higher costs associated with repairs and maintenance of equipment were experienced.
Depreciation of rental equipment. Depreciation of rental equipment costs increased by $12 million, or 3%, to $470 million in the three months ended July 31, 2026, from $458 million in the three months ended July 31, 2025. The increase was primarily due to a larger fleet size and the continued impact of life cycle inflation on our fleet. Depreciation in the North America – General Tool segment (including non-rental depreciation) increased by $8 million, or 2%, to $359 million in the three months ended July 31, 2026, from $351 million in the three months ended July 31, 2025. Depreciation in the North America – Specialty segment (including non-rental depreciation) increased by $10 million, or 7%, to $146 million in the three months ended July 31, 2026, from $136 million in the three months ended July 31, 2025. Depreciation in the United Kingdom segment (including non-rental depreciation) decreased by $4 million, or 9%, to $41 million in the three months ended July 31, 2026, from $45 million in the three months ended July 31, 2025.
Cost of rental equipment sales. Cost of rental equipment sales decreased by $20 million, or 22%, to $70 million in the three months ended July 31, 2026, from $90 million in the three months ended July 31, 2025. This decrease was primarily due to the lower volume of used equipment sales in the period, predominantly in the North America – General Tool segment, as discussed above. In the North America – General Tool segment, cost of rental equipment sales decreased by $15 million, or 25%, to $46 million in the three months ended July 31, 2026, from $61 million in the three months ended July 31, 2025. In the North America – Specialty segment, cost of rental equipment sales decreased by $7 million, or 30%, to $16 million in the three months ended July 31, 2026, from $23 million in the three months ended July 31, 2025. In the United Kingdom segment, cost of rental equipment sales increased by $2 million, or 33%, to $8 million in the three months ended July 31, 2026, compared with $6 million in the three months ended July 31, 2025.
Cost of sales of new equipment, merchandise and consumables. Cost of sales of new equipment, merchandise and consumables increased by $3 million, or 5%, to $61 million in the three months ended July 31, 2026, from $58 million in the three months ended July 31, 2025. This primarily arose in the North America - Specialty segment, as discussed above.
Total cost of revenues. For the reasons explained above, total cost of revenues increased by $188 million, or 11%, to $1,866 million in the three months ended July 31, 2026, from $1,678 million in the three months ended July 31, 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $29 million, or 7%, to $443 million in the three months ended July 31, 2026, from $414 million in the three months ended July 31, 2025. This increase was primarily due to increased staff costs in the three months ended July 31, 2026. This was partially offset by the decrease in non-recurring costs related to restructuring and relisting activities, which totaled $6 million in the three months ended July 31, 2026, compared to $13 million in the three months ended July 31, 2025.
Non-rental Depreciation and Amortization
Non-rental depreciation and amortization increased by $2 million, or 2%, to $115 million in the three months ended July 31, 2026, from $113 million in the three months ended July 31, 2025. This increase reflects higher depreciation expenses on our non-rental assets, including our delivery vehicle fleet and property.
Interest expense, net
Interest expense, net increased by $12 million, or 13%, to $107 million in the three months ended July 31, 2026, from $95 million in the three months ended July 31, 2025. This increase was primarily due to higher average debt levels, partially offset by lower average interest rates during the three months ended July 31, 2026, compared to the three months ended July 31, 2025.
Other income, net
Other income, net remained constant at $7 million in the three months ended July 31, 2026 and the three months ended July 31, 2025.
Net Income
For the reasons explained above, net income increased by $65 million, or 17%, to $438 million in the three months ended July 31, 2026, from $373 million in the three months ended July 31, 2025.
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
As of July 31, 2026, we had cash and cash equivalents of $32 million (of which $4 million was held in Canadian dollars and $10 million in British pounds) and an available borrowing amount of $3,512 million under our ABL Facility. We believe that our existing sources of cash, both cash provided by operating activities and available through our ABL Facility, will be sufficient to support our liquidity and capital requirements over the next 12 months.

Cash Flows
The table below presents a summary of our cash flows for the periods indicated.

	Three Months Ended July 31,
(In millions)	2026	2025
Cash provided by (used in):
Operating activities	$840	$868
Investing activities	(1,438)	(422)
Financing activities	601	(444)
Effect of exchange rate changes	—	—
Net change in cash and cash equivalents	$3	$2
Cash Flows from Operating Activities
Net cash inflow provided by operating activities decreased by $28 million, or 3%, to $840 million in the three months ended July 31, 2026, from $868 million in the three months ended July 31, 2025, primarily due to movements in working capital due to an increase in accounts receivable and decrease in accounts payable, offset by improved income from operations.
Cash Flows from Investing Activities
Net cash outflow used in investing activities increased by $1,016 million, or 241%, to $1,438 million in the three months ended July 31, 2026, from $422 million in the three months ended July 31, 2025, primarily due to an increase in payments for purchases of rental equipment, which were $759 million in the three months ended July 31, 2026 compared to $394 million in the three months ended July 31, 2025, and payments for acquisitions of businesses, which were $667 million in the three months ended July 31, 2026 compared to $20 million in the three months ended July 31, 2025.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $1,045 million, or 235%, to $601 million in the three months ended July 31, 2026, from cash used in financing activities of $444 million in the three months ended July 31, 2025, primarily attributable to net proceeds from debt of $984 million in the three months ended July 31, 2026 compared to net repayments of debt of $92 million in the three months ended July 31, 2025. Additionally, $56 million was spent on share repurchases under the buyback program launched in March 2026 during the three months ended July 31, 2026, for which there were $330 million of comparable outflows in the three months ended July 31, 2025. This was partially offset by dividends paid of $307 million in the three months ended July 31, 2026, compared to no dividends paid in the three months ended July 31, 2025, reflecting a shift in the timing of dividend payments with the Company intending to provide shareholders with a regular cash return consistent with U.S. market practice. Following the end of the quarter, on September 9, 2026, the Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on October 2, 2026, to stockholders of record as of September 18, 2026.
Borrowings
The following section summarizes certain material provisions of our long-term debt facilities and current obligations.

(In millions)	July 31, 2026	April 30, 2026
Short-term debt and current maturities of long-term debt	$550	$550
Long-term debt	8,006	7,033
Total debt	$8,556	$7,583
Senior notes
The Company has issued $7,400 million principal amount of various tranches of senior notes (collectively, the “senior notes”). As of July 31, 2026, one series of senior notes is classified as a current liability, while the others are classified as non-current liabilities. During the period, the Company issued two additional series of senior notes with a principal balance of $1,200 million.
First priority senior secured credit facility (“ABL Facility”)
The Company maintains the ABL Facility with commitments of $4,750 million until November 2029. The amount utilized as of July 31, 2026 was $1,217 million (including letters of credit totaling $4 million).
Other
The Company was in compliance with all debt covenants that were in effect as of July 31, 2026. See Note 9, Debt to the Unaudited Condensed Consolidated Financial Statements in “Item 1. Unaudited Condensed Consolidated Financial Statements” of this report for further details regarding the Company’s debt.
There have been no significant changes to the Company’s accounting policies on valuing or managing the risk of financial instruments during the three months ended July 31, 2026.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of July 31, 2026.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies as disclosed in our annual report on Form 10-K for the year ended April 30, 2026.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Significant Accounting Policies" in Part I, Item 1 “Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report.
Segment Information
Our reportable operating segments are: (i) North America – General Tool, (ii) North America – Specialty, and (iii) the United Kingdom (see “Segment Information” under Item 1 “Unaudited Condensed Consolidated Financial Statements” for further information). This division reflects the basis upon which we review the performance and allocate resources to the business.
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
The table below presents selected financial information by reportable segment.

	North America
(In millions)	General Tool	Specialty	United Kingdom
Three Months Ended July 31, 2026
Equipment rentals	$1,648	$1,070	$209
Sales of rental equipment	54	20	11
Sales of new equipment, merchandise and consumables	41	42	20
Total revenues	1,743	1,132	240
Cost of rental equipment sales	(46)	(16)	(8)
Staff costs(1)	(366)	(210)	(69)
Depreciation	(359)	(146)	(41)
Other segment items(2)	(433)	(387)	(102)
Adjusted segment operating profit	$539	$373	$20

Three Months Ended July 31, 2025
Equipment rentals	$1,535	$854	$212
Sales of rental equipment	71	23	9
Sales of new equipment, merchandise and consumables	43	32	22
Total revenues	1,649	909	243
Cost of rental equipment sales	(61)	(23)	(6)
Staff costs(1)	(329)	(177)	(70)
Depreciation	(351)	(136)	(45)
Other segment items(2)	(389)	(273)	(102)
Adjusted segment operating profit	$519	$300	$20
(1)     Staff costs comprise salaries and related benefits and retirement costs.
(2)     Other segment items comprise spares, vehicle, facility and other miscellaneous costs.
Adjusted segment operating profit
North America – General Tool. In the North America – General Tool segment, equipment rentals revenue increased $113 million, or 7%, in the three months ended July 31, 2026 driven primarily by volume growth, with the average original equipment cost increasing 5%, coupled with an increase in physical utilization, supported by positive rental rate movements, offset by general inflationary factors. This increase in equipment rentals revenue was partially offset by increases in certain variable costs of the business. Staff costs increased by $37 million, or 11%, in the three months ended July 31, 2026, reflecting in part activity levels, while increases in fuel costs reflected market based factors. Adjusted segment operating profit increased by $20 million, or 4%, to $539 million, from $519 million in the three months ended July 31, 2025.
North America – Specialty. In the North America – Specialty segment, equipment rentals revenue increased $216 million, or 25%, in the three months ended July 31, 2026, with the increase in average original equipment cost of 13% supporting volume growth. In addition, given the higher fuel prices coupled with higher demand in the quarter for certain ancillary services, revenues associated with fuel, pickup and delivery, and other ancillary services increased disproportionally to rental only revenue for North America - Specialty. This increase in equipment rentals was partially offset by increases in certain variable costs of the business. Staff costs increased by $33 million, or 19%, reflecting higher activity levels, while other variable costs, such as internal rental repairs and fuel costs also increased. Adjusted segment operating profit increased by $73 million, or 24%, to $373 million in the three months ended July 31, 2026, from $300 million in the three months ended July 31, 2025.
United Kingdom. In the United Kingdom segment, adjusted segment operating profit remained constant at $20 million in the three months ended July 31, 2026, compared to the three months ended July 31, 2025.
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
The following table sets forth a summary of the key financial metrics.

($ in millions, unless otherwise stated)	Three Months Ended July 31,
	2026	2025
Net income	$438	$373
Net income margin	14%	13%
EBITDA(1)	$1,283	$1,174
EBITDA margin (1)	41%	42%
Adjusted EBITDA(1)	$1,315	$1,210
Adjusted EBITDA margin(1)	42%	43%
Net cash provided by operating activities	$840	$868
Free cash flow(1)	70	468
Operating income	691	596
Adjusted operating profit(1)	759	667
Dollar utilization(2)
North America – General Tool	47%	47%
North America – Specialty	77%	74%
United Kingdom	54%	53%
Original equipment cost
North America – General Tool	$13,361	$12,542
North America – Specialty	5,277	4,582
United Kingdom	1,464	1,536
(1)     Non-GAAP financial measure. See “—Non-GAAP Financial Measures” below for definitions and reconciliations to the most directly comparable U.S. GAAP measure.
Key Performance Indicators
We use the KPIs “dollar utilization” and “original equipment cost” (or “OEC”) to evaluate our business, measure our performance, identify trends and make business decisions. These measures are not directly comparable to, and should not be considered a substitute for, financial information presented in accordance with U.S. GAAP, and may differ from similarly titled metrics or measures presented by other companies.
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
Non-GAAP Financial Measures
The condensed consolidated financial statements included elsewhere in this document have been prepared in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide additional meaningful financial information that may be relevant when assessing its ongoing performance. We use the non-GAAP financial measures “EBITDA,” “EBITDA margin,” “adjusted EBITDA,” “adjusted EBITDA margin,” “free cash flow” and “adjusted operating profit.” These financial measures are not defined or recognized under U.S. GAAP and are presented because we believe that these measures provide both management and users of our condensed consolidated financial statements with useful additional information when evaluating our operating and financial performance. However, these non-GAAP financial measures should not be considered in isolation or as a substitute for the financial information prepared and presented in accordance with U.S. GAAP. They should not be viewed as alternatives to operating income (loss), net income (loss), operating cash flows, or other measures of financial performance or liquidity presented in accordance with U.S. GAAP. Consequently, the methodology used for their calculation may not be consistent with that adopted by other companies and, therefore, the non-GAAP measures presented may not be comparable with those of other companies. Some of the limitations of non-GAAP measures are that: (i) they do not reflect our cash expenditures or future requirements for capital investments or contractual commitments; (ii) they do not reflect changes in, or cash requirements for, our working capital needs; and (iii) they do not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our debt.
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin
We use the non-GAAP measures “EBITDA,” “EBITDA margin,” “adjusted EBITDA,” and “adjusted EBITDA margin” to evaluate our overall financial performance. The composition of these measures is not addressed or prescribed by U.S. GAAP. We define EBITDA as net income before provision for income taxes, interest expense, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA before stock-based compensation expense, net and restructuring costs, which relate to costs associated with the Redomiciliation and U.S. Listing and in the three months ended July 31, 2026, the operational restructure of the United Kingdom segment. These items are excluded from adjusted EBITDA to allow investors to make a more meaningful comparison between our core performance over different periods of time, as well as with those of similar companies. EBITDA margin is defined as EBITDA divided by total revenues. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenues.
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

The table below presents a reconciliation of the non-GAAP measures EBITDA and adjusted EBITDA to net income, as well as the EBITDA margin and adjusted EBITDA margin to net income margin, which in each case represents, in management's view, the most directly comparable U.S. GAAP measure, for the periods indicated.

	Three Months Ended July 31,
($ in millions, unless otherwise stated)	2026	2025
Net income	$438	$373
Provision for income taxes	153	135
Interest expense, net	107	95
Depreciation of rental equipment	470	458
Non-rental depreciation and amortization	115	113
EBITDA	$1,283	$1,174
Stock-based compensation expense, net	26	23
Restructuring costs:(1)
Staff costs	2	2
Other restructuring costs	4	11
Adjusted EBITDA	$1,315	$1,210

Total revenues	$3,115	$2,801
Net income margin(2)	14%	13%
EBITDA margin	41%	42%
Adjusted EBITDA margin	42%	43%
(1)    Restructuring costs relate to staff and other costs incurred in relation to the Redomiciliation and U.S. Listing and, in the three months ended July 31, 2026, the operational restructure of the United Kingdom segment.
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

	Three Months Ended July 31,
(In millions)	2026	2025
Net cash provided by operating activities	$840	$868
Payments for purchases of rental equipment	(759)	(394)
Payments for non-rental property and equipment	(96)	(111)
Proceeds from sales of rental equipment	77	92
Proceeds from disposal of non-rental property and equipment	8	13
Free cash flow	$70	$468

Adjusted operating profit
We use the non-GAAP measure “adjusted operating profit” to evaluate the underlying profitability of our core operations. The composition of this measure is not addressed or prescribed by U.S. GAAP. We define adjusted operating profit as operating income after other (income) expense, net, and before amortization of acquired intangibles, stock-based compensation expense, net, and restructuring costs, which relate to costs associated with the Redomiciliation and U.S. Listing and, in the three months ended July 31, 2026, the operational restructure of the United Kingdom segment.
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

	Three Months Ended July 31,
(In millions)	2026	2025
Operating income	$691	$596
Other income, net	7	7
Amortization of acquired intangibles	29	28
Stock-based compensation expense, net	26	23
Restructuring costs:(1)
Staff costs	2	2
Other restructuring costs	4	11
Adjusted operating profit	$759	$667
(1)     Restructuring costs relate to staff and other costs incurred in relation to the Redomiciliation and U.S. Listing and, in the three months ended July 31, 2026, the operational restructure of the United Kingdom segment.
Item 3.                Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, primarily related to changes in interest rates and foreign currencies.
Interest Rate Risk
As of July 31, 2026, we had $8,556 million of outstanding debt, of which 86% bears interest at a fixed rate and 14% bears interest at a floating rate. Since our accounting policy requires all borrowings to be held at amortized cost, the carrying value of fixed rate debt is unaffected by changes in credit conditions in the debt markets and, accordingly, there is no exposure to fair value interest rate risk. We are, however, exposed to interest rate risk on our floating rate debt under the ABL Facility, and fluctuations in interest rates may affect our interest expense under the ABL Facility and any new debt arrangement.
Our ABL Facility is priced based on average availability according to a grid, varying from the applicable benchmark interest rate (SOFR for U.S. dollar, SONIA for British pound and CORRA for Canadian dollar loans) plus 125 basis points to 137.5 basis points. As of July 31, 2026, the interest rates applicable to the floating rate debt were the applicable benchmark interest rate plus 125 basis points. As of the same date, based on the amount of floating rate debt outstanding, Sunbelt’s pre-tax profits would change by approximately $12 million for each percentage point change in interest rates applicable to the floating rate debt and, after tax effects, equity would change by approximately $9 million. The amount of our floating rate debt may fluctuate as a result of changes in the amount of debt outstanding under the ABL Facility.
We periodically utilize interest rate swap agreements to manage and mitigate our exposure to changes in interest rates. However, as of July 31, 2026, we had no such swap agreements outstanding. We may also at times hold cash and cash equivalents which earn interest at a variable rate.

Currency Risk
Although our reporting currency is the U.S. dollar, we derived 15% of our revenue for the three months ended July 31, 2026 from companies that have non-U.S. dollar currencies, primarily British pounds and Canadian dollars from our U.K. and Canadian businesses, respectively. Consequently, any change in exchange rates between the U.S. dollar and British pound or the Canadian dollar will affect our consolidated income statement and balance sheet when our results are translated into U.S. dollars for reporting purposes.
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
Based on the currency mix of our profits and debt levels, interest and exchange rates as of July 31, 2026, a 1% change in the Canadian dollar and British pound to U.S. dollar exchange rates would impact pre-tax profits on an annualized basis by $0.1 million and equity by $22.7 million. As of July 31, 2026, we had no outstanding foreign exchange contracts.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of July 31, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
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
Item 1A.             Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 (the “2026 Form 10-K”), which risk factors are incorporated herein by reference. There are no material changes from the risk factors set forth in the 2026 Form 10-K. You should carefully consider the risk factors in our 2026 Form 10-K in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.
Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On December 9, 2025, the Company announced a new share repurchase program of up to $1.5 billion that commenced on March 2, 2026. The following table provides information about purchases of our common stock during the first quarter ended July 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased under the Program (1)
May 1, 2026 to May 31, 2026	300,000	$76.08	300,000	$1,221,067,397
June 1, 2026 to June 30, 2026	279,000	$79.84	279,000	1,198,793,413
July 1, 2026 to July 31, 2026	146,000	$72.70	146,000	1,188,179,914
Total	725,000		725,000
(1)A one percent excise tax is imposed on “net repurchases” (certain purchases minus issuances) of common stock. The repurchases above (as well as the total program size) do not include the excise tax, which totaled $3 million for the repurchases made under the program detailed above.

Item 5.             Other Information
Insider Trading Arrangements
During the quarter ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
4.1
Indenture, dated as of July 14, 2026, among Sunbelt Rentals Holdings, Inc., the guarantors party thereto, BNY Mellon Corporate Trustee Services Limited, as trustee, The Bank of New York Mellon, London Branch, as paying agent, and The Bank of New York Mellon SA/NV, Dublin Branch, as transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Sunbelt Rentals Holdings, Inc. on July 15, 2026).

10.1†#	Amended and Restated Employment Agreement, dated as of January 7, 2026, by and among Sunbelt Rentals Holdings, Inc., Sunbelt Rentals, Inc. and Lynne Fuller-Andrews.
10.2†#	The Executive Nonqualified Excess Plan of Sunbelt Rentals, Inc.
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1#	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).
104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).
__________
† Indicates a management contract or compensatory plan.
# Filed herewith.
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunbelt Rentals Holdings, Inc.

Date: September 9, 2026	By:	/s/ Alex Pease
Name: Alex Pease
Title: Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)